Form 10-Q
period 2012-03-31
ATEL 15, LLC
filed 2012-05-10
CIK 1519117

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from          to

Commission File number 333-174418

ATEL 15, LLC

(Exact name of registrant as specified in its charter)

California	45-1625956
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

600 California Street, 6th Floor, San Francisco, California 94108-2733
(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989-8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2012 was 940,194.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

Index

Part I. Financial Information	3
Item 1. Financial Statements (Unaudited)	3
Balance Sheets, March 31, 2012 and December 31, 2011	3
Statements of Operations for the three months ended March 31, 2012 and for the period from March 4, 2011 (date of inception) through March 31, 2012	4
Statements of Changes in Members’ Capital for the period from March 4, 2011 (date of inception) through December 31, 2011 and for the three months ended March 31, 2012	5
Statements of Cash Flows for the three months ended March 31, 2012 and for the period from March 4, 2011 (date of inception) through March 31, 2012	6
Notes to the Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4. Controls and Procedures	21
Part II. Other Information	23
Item 1. Legal Proceedings	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	24
Item 4. [Removed and Reserved]	24
Item 5. Other Information	24
Item 6. Exhibits	24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 15, LLC

BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$4,453,168	$1,347,641
Accounts receivable, net	9,428	640
Notes receivable, net of unearned interest income of $155,059 at March 31, 2012 and $109,152 at December 31, 2011	757,444	495,251
Investment in securities	32,000	32,000
Investments in equipment and leases, net of accumulated depreciation of $36,635 at March 31, 2012 and $0 at December 31, 2011	797,424	—
Prepaid expenses and other assets	5,346	—
Total assets	$6,054,810	$1,875,532
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$3,141	$57
Affiliates	882,647	780,238
Accrued distributions to Other Members	51,393	—
Other	321,718	1,004
Advance payments	—	34,282
Total liabilities	1,258,899	815,581
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	4,795,911	1,059,951
Total Members’ capital	4,795,911	1,059,951
Total liabilities and Members’ capital	$6,054,810	$1,875,532

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012
AND THE PERIOD FROM MARCH 4, 2011 (Date of Inception)
THROUGH MARCH 31, 2012
(Unaudited)

	Three Months Ended March 31, 2012	For the period from March 4, 2011 (Date of Inception) through March 31, 2012
Revenues:
Leasing and lending activities:
Operating leases	$44,503	$44,503
Direct financing leases	3,956	3,956
Notes receivable interest income	15,144	18,001
Interest income	3	10
Other	2,484	2,484
Total revenues	66,090	68,954
Expenses:
Depreciation of operating lease assets	36,635	36,635
Asset management fees to Managing Member	2,087	2,144
Acquisition expense	59,692	68,338
Cost reimbursements to affiliates	13,590	14,435
Amortization of initial direct costs	1,244	1,244
Interest expense	1,034	1,034
Professional fees	16,637	16,637
Outside services	950	1,402
Taxes on income and franchise fees	—	1,000
Bank charges	1,708	2,590
Other	3,988	4,457
Total operating expenses	137,565	149,916
Net loss	$(71,475)	$(80,962)
Net income (loss):
Managing Member	$8,098	$7,598
Other Members	(79,573)	(88,560)
	$(71,475)	$(80,962)
Net loss per Limited Liability Company Unit (Other Members)	$(0.18)	$(0.77)
Weighted average number of Units outstanding	444,162	115,068

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE PERIOD FROM MARCH 4, 2011 (Date of Inception)
THROUGH DECEMBER 31, 2011
AND FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

		Amount
	Units	Other Members	Managing Member	Total
Members’ capital as of March 4, 2011 (date of inception)	—	$—	$—	$—
Capital contributions – Managing Member	50	—	500	500
Capital contributions	213,592	2,135,920	—	2,135,920
Less selling commissions to affiliates	—	(192,233)	—	(192,233)
Syndication costs	—	(874,749)	—	(874,749)
Net loss	—	(8,987)	(500)	(9,487)
Balance December 31, 2011	213,642	1,059,951	—	1,059,951
Capital contributions	498,983	4,989,830	—	4,989,830
Less selling commissions to affiliates	—	(449,085)	—	(449,085)
Syndication costs	—	(625,323)	—	(625,323)
Distributions to Other Members ($0.22 per Unit)	—	(99,889)	—	(99,889)
Distributions to Managing Member	—	—	(8,098)	(8,098)
Net (loss) income	—	(79,573)	8,098	(71,475)
Balance March 31, 2012	712,625	$4,795,911	$—	$4,795,911

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012
AND THE PERIOD FROM MARCH 4, 2011 (Date of Inception)
THROUGH MARCH 31, 2012
(Unaudited)

	Three Months Ended March 31, 2012	For the period from March 4, 2011 (Date of Inception) through March 31, 2012
Operating activities:
Net loss	$(71,475)	$(80,962)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	36,635	36,635
Amortization of initial direct costs	1,244	1,244
Changes in operating assets and liabilities:
Accounts receivable	(8,788)	(9,428)
Prepaid expenses and other assets	(5,346)	(5,346)
Accounts payable, Managing Member	(1,083)	(1,026)
Accounts payable, other	320,714	321,718
Accrued liabilities, affiliates	(230,575)	(219,281)
Unearned fee income related to notes receivable	(606)	4,143
Advance payments	(34,282)	—
Net cash provided by operating activities	6,438	47,697
Investing activities:
Purchases of equipment on operating leases	(709,510)	(709,510)
Purchases of equipment on direct financing leases	(125,000)	(125,000)
Purchase of securities	—	(32,000)
Payments of initial direct costs	(14,825)	(14,825)
Principal payments received on direct financing leases	11,676	11,676
Note receivable advances	(300,000)	(800,000)
Principal payments received on notes receivable	40,769	40,769
Net cash used in investing activities	(1,096,890)	(1,628,890)
Financing activities:
Selling commissions to affiliates	(446,430)	(638,663)
Selling commissions to affiliates (Pennsylvania)	(6,210)	(8,460)
Syndication costs paid to Managing Member	(288,784)	(392,339)
Distributions to Other Members	(48,496)	(48,496)
Distributions to Managing Member	(3,931)	(3,931)
Capital contributions	4,989,830	7,126,250
Net cash provided by financing activities	4,195,979	6,034,361
Net increase in cash and cash equivalents	3,105,527	4,453,168
Cash and cash equivalents at beginning of period	1,347,641	—
Cash and cash equivalents at end of period	$4,453,168	$4,453,168
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,034	$1,034
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$51,393	$51,393
Distributions payable to Managing Members at period-end	$4,167	$4,167
Payables to Managing Member and affiliates at period-end (syndication costs)	$1,107,733	$1,107,733

See accompanying notes.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL 15, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on March 4, 2011 for the purpose of raising capital and originating equipment financing transactions and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member”), a Nevada limited liability corporation. The Managing Member is controlled by ATEL Financial Services (“AFS”), a wholly-owned subsidiary of ATEL Capital Group. The Fund may continue until terminated as provided in the ATEL 15, LLC amended and restated limited liability company operating agreement dated October 28, 2011 (the “Operating Agreement”). Contributions in the amount of $500 were received as of May 3, 2011, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member. The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of October 28, 2011. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150,000,000.

As of December 21, 2011, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2012. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to not less than $7,500,000. As of March 31, 2012, Pennsylvania subscriptions totaled $69,000. Total contributions to the Fund exceeded $7,500,000 on April 4, 2012, at which time a request was processed to release the Pennsylvania escrowed amounts. As of March 31, 2012, cumulative contributions totaling $7,126,250 have been received, inclusive of the $500 initial member’s capital investment. As of such date, a total of 712,625 Units were issued and outstanding. The Fund is actively raising capital and, as of April 30, 2012, has received cumulative contributions in the amount of $9,401,940, inclusive of the $500 initial member’s capital investment.

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

In January 2012, the Fund made its first investment in a long-term operating lease. Through March 31, 2012, the Company purchased equipment for long-term operating leases totaling $709,510 and financed equipment under a direct financing lease totaling $125,000. In addition, the Company also funded investments in notes receivable during the period from March 4, 2011 (Date of Inception) through March 31, 2012, and had an aggregate net investment in notes receivable of $757,444 outstanding at March 31, 2012.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

Use of Estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowance for doubtful accounts and reserve for credit losses on notes receivable.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off to the allowance on a specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

Direct financing leases and related revenue recognition:

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Company’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The interest income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

Allowances for losses on direct financing leases are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off to the allowance as they are deemed uncollectible.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) and deemed impaired when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related direct financing leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct financing leases and notes receivable. Upon disposal of the underlying lease and loan assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Asset valuation:

Recorded values of the Company’s leased asset portfolio are periodically reviewed for impairment. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

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

The primary geographic region in which the Company seeks leasing and financing opportunities is North America. Currently, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

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

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2012, the Managing Member estimated that the warrants had no significant value.

Per Unit data:

Net loss per Unit is based upon the weighted average number of Other Members Units outstanding since commencement of its operations.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first interim or annual reporting period beginning after December 15, 2011 and shall be applied prospectively. The Company adopted the provisions of ASU 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU 2011-04 had no material impact on the Company’s financial position or results of operations.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 36 to 40 months and bear interest at rates ranging from 11.52% to 13.46%. The notes are secured by the equipment financed. The notes mature in 2015.

As of March 31, 2012, the minimum future payments receivable are as follows:

Nine months ending December 31, 2012	$167,250
Year ending December 31, 2013	338,954
2014	338,954
2015	64,989
910,147
Less: portion representing unearned interest income	(155,059)
755,088
Unamortized initial direct costs	2,356
Notes receivable, net	$757,444

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2012 and for the period from March 4, 2011 (Date of Inception) through March 31, 2012 are as follows:

	Three Months Ended March 31, 2012	For the period from March 4, 2011 (Date of Inception) through March 31, 2012
IDC amortization – notes receivable	$377	$377
IDC amortization – lease assets	867	867
Total	$1,244	$1,244

4. Allowance for credit losses:

The Company had no allowance for credit losses at March 31, 2012 and December 31, 2011. As of the same dates, amounts due to the Company relative to its investment in financing receivables were all current in status.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following:

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2012
Net investment in operating leases	$—	$709,510	$(36,635)	$672,875
Net investment in direct financing leases	—	125,000	(11,676)	113,324
Initial direct costs, net of accumulated amortization of $867 at March 31, 2012	—	12,092	(867)	11,225
Total	$—	$846,602	$(49,178)	$797,424

Additions to net investment in operating lease assets are stated at cost. All of the Company’s leased property was acquired during the first three months of 2012.

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets. As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2012 and for the period from March 4, 2011 (Date of Inception) through March 31, 2012.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $36,635 for the three months ended March 31, 2012 and for the period from March 4, 2011 (Date of Inception) through March 31, 2012.

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance March 31, 2012
Materials handling	$—	$709,510	$—	$709,510
Less accumulated depreciation	—	(36,635)	—	(36,635)
Total	$—	$672,875	$—	$672,875

The average estimated residual value for assets on operating leases was 23% of the assets’ original cost at March 31, 2012.

Direct financing leases:

As of March 31, 2012, investment in direct financing leases consists of research equipment. The components of the Company’s investment in direct financing leases as of March 31, 2012 are as follows:

Total minimum lease payments receivable	$134,512
Estimated residual values of leased equipment (unguaranteed)	—
Investment in direct financing leases	134,512
Less unearned income	(21,188)
Net investment in direct financing leases	$113,324

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investment in equipment and leases, net: - (continued)

At March 31, 2012, the aggregate amounts of future minimum lease payments receivable are as follows:

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2012	$121,284	$34,316	$155,600
Year ending December 31, 2013	161,713	45,754	207,467
2014	161,713	41,942	203,655
2015	148,225	12,500	160,725
2016	9,271	—	9,271
	$602,206	$134,512	$736,718

6. Related party transactions:

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

Each of AFS and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ATEL Capital Group. and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications and general administrative services are performed by AFS.

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

During the three months ended March 31, 2012 and for the period from March 4, 2011 (Date of Inception) through March 31, 2012, the Managing Member and/or affiliates earned commissions and reimbursements pursuant to the Operating Agreement as follows:

	Three Months Ended March 31, 2012	For the period from March 4, 2011 (Date of Inception) through March 31, 2012
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$449,085	$641,318
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	625,323	1,500,072
Administrative costs reimbursed to Managing Member and/or affiliates	13,590	14,435
Asset management fees to Managing Member	2,087	2,144
Acquisition and initial direct costs paid to Managing Member	64,583	73,229
	$1,154,668	$2,231,198

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

7. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $1,074,408 and $2,141,390 for the three months ended March 31, 2012 and for the period from March 4, 2011 (Date of Inception) through March 31, 2012, respectively.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of March 31, 2012, the Company had recorded $1,072,452 of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

8. Commitments:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At March 31, 2012, there were commitments to purchase lease assets and fund investments in notes receivable approximating $10,212,460 and $3,566,667, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

9. Guarantees:

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

10. Members’ Capital:

As of March 31, 2012, 712,625 Units were issued and outstanding, including the 50 Units issued to the Initial Limited Member (Managing Member). The Fund is authorized to issue up to 15,000,000 total Units.

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss shall be allocated 92.5% to the Other Members and 7.5% to the Managing Member. In accordance with the terms of the Operating Agreement, an additional allocation of income was made to the Manager for the period from March 4, 2011 (Date of Inception) through March 31, 2012. The amount allocated was determined to bring the Manager’s ending capital account balance to zero at the end of the period.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. The Company commenced periodic distributions, based on cash flows from operations, during the first quarter of 2012.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

10. Members’ Capital: - (continued)

Distributions to the Other Members for the three months ended March 31, 2012 and for the period from March 4, 2011 (Date of Inception) through March 31, 2012 were as follows:

	Three Months Ended March 31, 2012	For the period from March 4, 2011 (Date of Inception) through March 31, 2012
Distributions	$99,889	$99,889
Weighted average number of Units outstanding	444,162	115,068
Weighted average distributions per Unit	$0.22	$0.87

11. Fair value measurements:

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

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.

At March 31, 2012 and December 31, 2011, the Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, information from third party remarketing agents, third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s investments in equipment, notes receivable and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

11. Fair value measurements: - (continued)

Notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for impaired loans as deemed necessary.

Investment in securities

The Company’s investment securities are not registered for public sale and are carried at cost which management believes approximates fair value, as appropriately adjusted for impairment.

The following table presents a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at March 31, 2012 and December 31, 2011:

	Fair Value Measurements at March 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,453,168	$4,453,168	$—	$—	$4,453,168
Notes receivable, net	757,444	—	—	757,444	757,444
Investment in securities	32,000	—	—	32,000	32,000

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,347,641	$1,347,641
Notes receivable, net	495,251	495,251
Investment in securities	32,000	32,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, the economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee and borrower defaults and the creditworthiness of its lessees and borrowers. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

The offering of ATEL 15, LLC (the “Company” or the “Fund”) was granted effectiveness by the Securities and Exchange Commission as of October 28, 2011. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $150,000,000.

As of December 21, 2011, subscriptions for the minimum number of Units (120,000, representing $1,200,000), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2012. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to not less than $7,500,000. As of March 31, 2012, Pennsylvania subscriptions totaled $69,000. Total contributions to the Fund exceeded $7,500,000 on April 4, 2012, at which time a request was processed to release the Pennsylvania escrowed amounts. The Fund is actively raising capital and, as of April 30, 2012, has received cumulative contributions in the amount of $9,401,940, inclusive of the $500 initial member’s capital investment.

Results of Operations

The Company had net losses of $71,475 and $80,962 for the first quarter of 2012 and for the period from its Date of Inception through March 31, 2012, respectively.

The Company commenced operations on December 21, 2012. In January 2012, the Fund made its first investment in a long-term operating lease. Through March 31, 2012, the Company purchased equipment for long term operating leases totaling $709,510 and financed equipment under a direct financing lease totaling $125,000. The Company also funded investments in notes receivable during the period from March 4, 2011 (Date of Inception) through March 31, 2012 and had an aggregate net investment of $757,444 in notes receivable outstanding at March 31, 2012.

Equipment under operating and direct financing leases generated revenues of $48,459 for both the three-month period ended March 31, 2012 and the period from the Fund’s Date of Inception through March 31, 2012; while investment in notes receivable generated interest income of $15,144 and $18,001 for the three months ended March 31, 2012 and for the period from the Fund’s Date of Inception through March 31, 2012, respectively.

Consistent with the growth of revenues resulting from the purchase of lease assets and funding of investments in notes, was an increase in expenses related to the acquisition and depreciation of such assets. Combined, acquisition and depreciation expenses comprised approximately 70% of total expenses for both the three-month period ended March 31, 2012 and the period from its Date of Inception through March 31, 2012. The remainder of the Company’s expenses for each period, which totaled $41,238 and $44,943, respectively, were largely related to startup costs, professional fees, management fees and other operational expenses.

As defined by ATEL 15, LLC Limited Liability Company Operating Agreement (“Operating Agreement”), acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition or financing of portfolio assets, whether or not acquired. Certain acquisition expenses associated with successful lease acquisitions are capitalized and amortized over the life of the related lease contract.

Capital Resources and Liquidity

The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

Cash Flows

The following table sets forth summary cash flow data:

	Three Months Ended March 31, 2012	For the period from March 4, 2011 (Date of Inception) through March 31, 2012
Net cash provided by (used in):
Operating activities	$6,438	$47,697
Investing activities	(1,096,890)	(1,628,890)
Financing activities	4,195,979	6,034,361
Net increase in cash and cash equivalents	$3,105,527	$4,453,168

During both the three-month period ended March 31, 2012 and the period from March 4, 2011 (Date of Inception) through March 31, 2012, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of March 31, 2012, capital contributions totaling $7,126,250 (712,625 Units) have been received, of which $4,989,830 was received during the first quarter of 2012.

During the same comparative periods, the primary use of cash was to acquire lease assets and to fund investments in notes receivable. During the first quarter of 2012, the Company acquired lease assets and funded investments in notes receivable totaling $834,510 and $300,000, respectively. Prior to January 2012, the Company funded investments in notes receivable totaling $500,000.

Cash was also used to pay commissions and syndication costs associated with the offering — totaling a combined $741,424 for the three-month period ended March 31, 2012 and $1,039,462 for the period from March 4, 2011 (Date of Inception) through March 31, 2012, respectively. In addition, cash totaling $48,496 was used to pay distributions to Other Members during the first three months of 2012, and to pay invoices related to startup costs, acquisition expenses and management fees during both comparative periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been consistently made through March 2012.

The following table is a summary of cash distributions paid by the Fund to Unitholders of record as of February 29, 2012, and paid through March 31, 2012. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions —  Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

Cash distributions were based on current and anticipated gross revenues from the leases and loans acquired. During the Fund’s acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund’s actual and anticipated gross revenues to be generated from the binding initial terms of the leases and loans acquired.

The following table summarizes distribution activity for the Fund from inception through March 31, 2012:

Distribution Period[1]	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit[2]	Weighted Average Units Outstanding[3]
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012	$—		$6		$6		n/a	n/a
Jan 2012 – Feb 2012	Feb 2012 – Mar 2012	48,490		—		48,490		0.14	358,642
		$48,490		$6		$48,496		$0.14
Source of distributions
Lease and loan payments received		$48,490	100.00%	$—	0.00%	$48,490	99.99%
Interest Income		—	0.00%	6	100.00%	6	0.01%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$48,490	100.00%	$6	100.00%	$48,496	100.00%

[1]	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
[2]	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
[3]	Balances shown represent weighted average units for the period ended January 1 – February 29, 2012.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2012, there were commitments to purchase lease assets and fund investments in notes receivable approximating $10,212,460 and $3,566,667, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of significant accounting policies, as set forth in Part I, Item 1, Financial Statements (Unaudited).

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

Direct financing leases and related revenue recognition:

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Company’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The interest income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

Allowances for losses on direct financing leases are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off to the allowance as they are deemed uncollectible.

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) and deemed impaired when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related direct financing leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct financing leases and notes receivable. Upon disposal of the underlying lease and loan assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

Asset valuation:

Recorded values of the Company’s leased asset portfolio are periodically reviewed for impairment. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

Item 4. Controls and procedures.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: October 28, 2011; File Number: 333-174418
(2)	Offering commenced: October 28, 2011
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of March 31, 2012:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000,000	712,625	$7,126,250
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below:

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$106,886	$534,432	$641,318
Other syndication costs	—	1,500,072	1,500,072
Total expenses	$106,886	$2,034,504	$2,141,390
(8)	Net offering proceeds to the issuer after total expenses in item 7: $4,984,860
(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below:

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$12,093	$834,510	$846,603
Investment in notes receivable	2,732	600,000	602,732
Distributions paid and accrued	8,098	99,889	107,987
Other expenses	116,929	—	116,929
	$139,852	$1,534,399	$1,674,251
(10)	Net offering proceeds to the issuer after total expenses in item 9: $ 3,310,609

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved].

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Documents filed as a part of this report
1.	Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

2.	Other Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification of Dean L. Cash
31.2 Rule 13a-14(a)/15d-14(a) Certification of Paritosh K. Choksi
32.1 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2012

ATEL 15, LLC
(Registrant)

By: ATEL Managing Member, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)
By: /s/ Paritosh K. Choksi Paritosh K. Choksi Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)
By: /s/ Samuel Schussler Samuel Schussler Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)