Form 10-Q
period 2012-06-30
ATEL 15, LLC
filed 2012-08-13
CIK 1519117

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012

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

The number of Limited Liability Company Units outstanding as of July 31, 2012 was 1,870,855.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 15, LLC

BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011
(in thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$7,174	$1,348
Accounts receivable, net	10	1
Notes receivable, net of unearned interest income of $615 at June 30, 2012 and $109 at December 31, 2011	3,168	495
Investment in securities	32	32
Investments in equipment and leases, net of accumulated depreciation of $287 at June 30, 2012 and $0 at December 31, 2011	5,346	—
Prepaid expenses and other assets	9	—
Total assets	$15,739	$1,876
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$14	$—
Affiliates	1,313	781
Accrued distributions to Other Members	120	—
Other	37	1
Non-recourse debt	2,506	—
Advance payments	38	34
Total liabilities	4,028	816
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	11,711	1,060
Total Members’ capital	11,711	1,060
Total liabilities and Members’ capital	$15,739	$1,876

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues:
Leasing and lending activities:
Operating lease income	$276	$321
Direct financing leases	3	7
Notes receivable interest income	62	77
Other	4	6
Total revenues	345	411
Expenses:
Depreciation of operating lease assets	251	287
Asset management fees to Managing Member	17	19
Acquisition expense	132	192
Cost reimbursements to affiliates	33	46
Amortization of initial direct costs	3	4
Interest expense	11	12
Professional fees	2	19
Outside services	15	16
Taxes on income and franchise fees	11	11
Other	14	20
Total operating expenses	489	626
Net loss	$(144)	$(215)
Net income (loss):
Managing Member	$20	$28
Other Members	(164)	(243)
	$(144)	$(215)
Net loss per Limited Liability Company Unit (Other Members)	$(0.15)	$(0.31)
Weighted average number of Units outstanding	1,104,963	774,562

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE PERIOD FROM MARCH 4, 2011 (Date of Inception)
THROUGH DECEMBER 31, 2011
AND FOR THE SIX MONTHS ENDED JUNE 30, 2012
(in thousands except units and per unit data)
(Unaudited)

		Amount
	Units	Other Members	Managing Member	Total
Members' capital as of March 4, 2011 (date of inception)	—	$—	$—	$—
Capital contributions – Managing Member	50	—	1	1
Capital contributions	213,592	2,136	—	2,136
Less selling commissions to affiliates	—	(192)	—	(192)
Syndication costs	—	(875)	—	(875)
Net loss	—	(9)	(1)	(10)
Balance December 31, 2011	213,642	1,060	—	1,060
Capital contributions	1,376,894	13,769	—	13,769
Less selling commissions to affiliates	—	(1,239)	—	(1,239)
Syndication costs	—	(1,287)	—	(1,287)
Distributions to Other Members ($0.45 per Unit)	—	(349)	—	(349)
Distributions to Managing Member	—	—	(28)	(28)
Net (loss) income	—	(243)	28	(215)
Balance June 30, 2012	1,590,536	$11,711	$—	$11,711

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Operating activities:
Net loss	$(144)	$(215)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	251	287
Amortization of initial direct costs	3	4
Changes in operating assets and liabilities:
Accounts receivable	—	(9)
Prepaid expenses and other assets	(4)	(9)
Accounts payable, Managing Member	5	4
Accounts payable, other	(285)	36
Accrued liabilities, affiliates	226	(5)
Unearned fee income related to notes receivable	21	20
Advance payments	38	4
Net cash provided by operating activities	111	117
Investing activities:
Purchases of equipment on operating leases	(4,807)	(5,517)
Purchases of equipment on direct financing leases	—	(125)
Payments of initial direct costs	(12)	(27)
Principal payments received on direct financing leases	7	19
Note receivable advances	(2,593)	(2,893)
Principal payments received on notes receivable	172	213
Net cash used in investing activities	(7,233)	(8,330)
Financing activities:
Borrowings under non-recourse debt	2,645	2,645
Repayments under non-recourse debt	(139)	(139)
Selling commissions to affiliates	(769)	(1,222)
Syndication costs paid to Managing Member	(478)	(767)
Distributions to Other Members	(181)	(229)
Distributions to Managing Member	(14)	(18)
Capital contributions	8,779	13,769
Net cash provided by financing activities	9,843	14,039
Net increase in cash and cash equivalents	2,721	5,826
Cash and cash equivalents at beginning of period	4,453	1,348
Cash and cash equivalents at end of period	$7,174	$7,174
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$11	$12
Cash paid during the period for taxes	$2	$2
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$120	$120
Distributions payable to Managing Member at period-end	$10	$10
Payables to Managing Member and affiliates at period-end (syndication costs)	$1,291	$1,291

See accompanying notes.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Limited Liability Company matters:

ATEL 15, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on March 4, 2011 for the purpose of raising capital and originating equipment financing transactions and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member”), a Nevada limited liability corporation. The Managing Member is controlled by ATEL Financial Services (“AFS”), a wholly-owned subsidiary of ATEL Capital Group. The Fund may continue until terminated as provided in the ATEL 15, LLC amended and restated limited liability company operating agreement dated October 28, 2011 (the “Operating Agreement”). Contributions in the amount of $500 were received as of May 3, 2011, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member. The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of October 28, 2011. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150 million.

As of December 21, 2011, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2012. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to not less than $7.5 million. Total contributions to the Fund exceeded $7.5 million on April 4, 2012, at which time a request was processed to release the Pennsylvania escrowed amounts.

As of June 30, 2012, cumulative contributions totaling $15.9 million have been received, inclusive of the $500 initial member’s capital investment. As of such date, a total of 1,590,536 Units were issued and outstanding. The Fund is actively raising capital and, as of July 31, 2012, has received cumulative contributions in the amount of $18.7 million, inclusive of the $500 initial member’s capital investment.

The Fund, or Managing Member on behalf of the Fund, has and will continue to incur costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be borne by the Fund is limited by certain provisions of the Operating Agreement.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unitholders, with any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provide additional cash distributions following the Reinvestment Period and until all investment portfolio assets has been sold or otherwise disposed. The Company is governed by its Operating Agreement.

In January 2012, the Fund made its first investment in a long-term operating lease. Through June 30, 2012, the Company purchased equipment for long-term operating leases totaling $5.5 million and financed equipment under a direct financing lease totaling $125 thousand. In addition, the Company also funded investments in notes receivable during the period from March 4, 2011 (Date of Inception) through June 30, 2012, and had an aggregate net investment in notes receivable of $3.2 million outstanding at June 30, 2012.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2012, the Managing Member estimated that the warrants had no significant value.

Per Unit data:

Net loss per Unit is based upon the weighted average number of Other Members Units outstanding since commencement of its operations.

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first interim or annual reporting period beginning after December 15, 2011 and shall be applied prospectively.The Company adopted the provisions of ASU 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU 2011-04 had no material impact on the Company’s financial position or results of operations.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 36 to 42 months and bear interest at rates ranging from 11.37% to 13.46%. The notes are secured by the equipment financed. The notes mature in 2015. There were neither impaired notes nor notes placed in non-accrual status as of June 30, 2012 and December 31, 2011.

As of June 30, 2012, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2012	$537
Year ending December 31, 2013	1,379
2014	1,393
2015	461
3,770
Less: portion representing unearned interest income	(615)
3,155
Unamortized initial direct costs	13
Notes receivable, net	$3,168

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2012 are as follows (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
IDC amortization – notes receivable	$2	$2
IDC amortization – lease assets	1	2
Total	$3	$4

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses was nominal at June 30, 2012. As of the same date, delinquent amounts due to the Company relative to its investments in financing recievables were likewise nominal. By comparison, there was neither an allowance for credit losses nor delinquent amounts due to the Company at December 31, 2011.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2012
Net investment in operating leases	$—	$5,517	$(287)	$5,230
Net investment in direct financing leases	—	125	(19)	106
Initial direct costs, net of accumulated amortization of $2 at June 30, 2012 and $0 at December 31, 2011	—	12	(2)	10
Total	$—	$5,654	$(308)	$5,346

Additions to net investment in operating lease assets are stated at cost. All of the Company’s leased property was acquired during the first six months of 2012.

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets. As a result of these reviews, management determined that no impairment losses existed during the three months and six months ended June 30, 2012.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $251 thousand and $287 thousand for the three and six months ended June 30, 2012, respectively.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance June 30, 2012
Manufacturing	$—	$3,491	$—	$3,491
Transportation, rail	—	1,316	—	1,316
Materials handling	—	710	—	710
	—	5,517	—	5,517
Less accumulated depreciation	—	(287)	—	(287)
Total	$—	$5,230	$—	$5,230

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The average estimated residual value for assets on operating leases was 35% of the assets’ original cost at June 30, 2012.

Direct financing leases:

As of June 30, 2012, investment in direct financing leases consists of research equipment. The components of the Company’s investment in direct financing leases as of June 30, 2012 are as follows (in thousands):

Total minimum lease payments receivable	$123
Estimated residual values of leased equipment (unguaranteed)	—
Investment in direct financing leases	123
Less unearned income	(17)
Net investment in direct financing leases	$106

At June 30, 2012, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2012	$623	$22	$645
Year ending December 31, 2013	1,247	46	1,293
2014	1,115	42	1,157
2015	577	13	590
2016	9	—	9
	$3,571	$123	$3,694

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the three and six months ended June 30, 2012, the Managing Member and/or affiliates earned commissions and reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$790	$1,239
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	662	1,287
Administrative costs reimbursed to Managing Member and/or affiliates	33	46
Asset management fees to Managing Member	17	19
Acquisition and initial direct costs paid to Managing Member	144	209
	$1,646	$2,800

7. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $1.5 million and $2.5 million for the three and six months ended June 30, 2012, respectively.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of June 30, 2012, the Company had recorded $1.2 million of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

8. Non-recourse debt:

At June 30, 2012, non-recourse debt consists of a note payable to a financial institution. The note payments are due in monthly installments. Interest on the note is at a fixed rate of 1.78%. The note is secured by assignments of lease payments and pledges of assets. At June 30, 2012, gross operating lease rentals and future payments on direct financing leases totaled approximately $2.6 million over the remaining lease terms; and the carrying value of the pledged assets is $3.3 million. The note matures in 2015.

The non-recourse debt does not contain any material financial covenants. The debt is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the transaction parties' signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company's good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2012	$408	$20	$428
Year ending December 31, 2013	828	31	859
2014	843	16	859
2015	427	2	429
	$2,506	$69	$2,575

9. Borrowing facilities:

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $60 million and expires in June 2013. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

As of June 30, 2012, borrowings under the facility were as follows (in thousands):

June 30, 2012
Total available under the financing arrangement	$60,000
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	(2,307)
Total remaining available under the working capital, acquisition and warehouse facilities	$57,693

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2012, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced.

As of June 30, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.50 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $11.7 million, 0.21 to 1, and 27.27 to 1, respectively, as of June 30, 2012. As such, as of June 30, 2012, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. Since the effective date of its participation in the Credit Facility (May 25, 2012) through June 30, 2012, the Company has had no borrowings under the Credit Facility.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

Warehouse facility

To hold the assets under the Warehousing Facility prior to allocation to specific investor programs, a Warehousing Trust has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The Warehousing Trust is used by the Warehouse Facility borrowers to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust, as described below. When a program no longer has a need for short term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of June 30, 2012, the investment program participants were the ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC, ATEL 12, LLC, ATEL 14, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

Borrowings of $2.3 million and $5.6 million were outstanding under the Warehouse Facility as of June 30, 2012 and December 31, 2011, respectively. The Company’s maximum contingent obligation on the outstanding warehouse balance at June 30, 2012 was $222 thousand. As of December 31, 2011, the Company was not a party to the Warehouse Facility.

10. Commitments:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At June 30, 2012, there were commitments to purchase lease assets and fund investments in notes receivable approximating $5.4 million and $691 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

11. Guarantees:

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Members’ Capital:

As of June 30, 2012, 1,590,536 Units were issued and outstanding, including the 50 Units issued to the Initial Limited Member (Managing Member). The Fund is authorized to issue up to 15,000,000 total Units.

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss shall be allocated 92.5% to the Other Members and 7.5% to the Managing Member. In accordance with the terms of the Operating Agreement, an additional allocation of income was made to the Manager during the first six months of 2012. The amount allocated was determined to bring the Manager’s ending capital account balance to zero at the end of the period.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. The Company commenced periodic distributions, based on cash flows from operations, during the first quarter of 2012.

Distributions to the Other Members for the three and six months ended June 30, 2012 were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Distributions declared	$249	$349
Weighted average number of Units outstanding	1,104,963	774,562
Weighted average distributions per Unit	$0.23	$0.45

13. Fair value measurements:

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

At June 30, 2012 and December 31, 2011, the Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

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

Non-recourse debt

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon current market borrowing rates for similar types of borrowing arrangements.

The following table presents a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$7,174	$7,174	$—	$—	$7,174
Notes receivable, net	3,168	—	—	3,168	3,168
Investment in securities	32	—	—	32	32
Financial liabilities:
Non-recourse debt	2,506	—	—	2,492	2,492

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,348	$1,348
Notes receivable, net	495	495
Investment in securities	32	32

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

Overview

The offering of ATEL 15, LLC (the “Company” or the “Fund”) was granted effectiveness by the Securities and Exchange Commission as of October 28, 2011. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $150 million.

As of December 21, 2011, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2012. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to not less than $7.5 million. Total contributions to the Fund exceeded $7.5 million on April 4, 2012, at which time a request was processed to release the Pennsylvania escrowed amounts. The Fund is actively raising capital and, as of July 31, 2012, has received cumulative contributions in the amount of $18.7 million, inclusive of the $500 initial member’s capital investment.

Results of Operations

The Company had net losses of $144 thousand and $215 thousand for the three and six months ended June 30, 2012, respectively.

The Company commenced operations on December 21, 2011. In January 2012, the Fund made its first investment in a long-term operating lease. Through June 30, 2012, the Company purchased equipment for long term operating leases totaling $5.5 million and financed equipment under a direct financing lease totaling $125 thousand. The Company also funded investments in notes receivable during the period from December 21, 2011 through June 30, 2012 and had an aggregate net investment of $3.2 million in notes receivable outstanding at June 30, 2012.

Equipment under operating and direct financing leases generated revenues of $279 thousand and $328 thousand for the respective three- and six-month periods ended June 30, 2012; while investment in notes receivable generated interest income of $62 thousand and $77 thousand for the three and six months ended June 30, 2012, respectively.

Consistent with the growth of revenues resulting from the purchase of lease assets and funding of investments in notes, was an increase in expenses related to the acquisition and depreciation of such assets. Combined, acquisition and depreciation expenses comprised approximately 78% and 77% of total expenses for the three and six months ended June 30, 2012. The remainder of the Company’s expenses for each period, which totaled $106 thousand and $147 thousand, respectively, were largely related to startup costs, costs reimbursed to the Manager, outside services, professional fees, management fees, taxes on income and franchise fees, and other operational expenses.

As defined by the ATEL 15, LLC Limited Liability Company Operating Agreement (“Operating Agreement”), acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition or financing of portfolio assets, whether or not acquired. Certain acquisition expenses associated with successful lease and loan originations are capitalized and amortized over the life of the related lease contract.

Capital Resources and Liquidity

The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net cash provided by (used in):
Operating activities	$111	$117
Investing activities	(7,233)	(8,330)
Financing activities	9,843	14,039
Net increase in cash and cash equivalents	$2,721	$5,826

During both the three and six months ended June 30, 2012, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of June 30, 2012, capital contributions totaling $15.9 million (1,590,536 Units) have been received, of which $8.8 million was received during the second quarter of 2012. During the three months ended June 30, 2012, additional liquidity was generated through borrowings, net of repayments, totaling $2.5 million. The Company is also beginning to realize cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable.

The primary use of cash during both the three and six months ended June 30, 2012 was to acquire lease assets and to fund investments in notes receivable. The Company acquired lease assets totaling $4.8 million and $5.6 million for the respective three and six months ended June 30, 2012, and funded investments in notes receivable totaling $2.6 million and $2.9 million during the same three- and six-month periods.

Cash was also used to pay commissions and syndication costs associated with the offering - totaling a combined $1.2 million and $2.0 million for the three and six months ended June 30, 2012, respectively. In addition, cash totaling $181 thousand and $229 thousand was used to pay distributions to Other Members during the respective three and six months ended June 30, 2012, and to pay invoices related to startup costs, acquisition expenses and management fees during both comparative periods.

Revolving credit facility

Effective May 25, 2012, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of June 30, 2012. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies. The material financial covenants are summarized as follows:

As of June 30, 2012, the material financial covenants are summarized as follows:

Minimum Tangible Net Worth: $10.0 million
Leverage Ratio (leverage to Tangible Net Worth): Not to exceed 1.50 to 1
Collateral Value: Collateral value under the Warehouse Facility must be no less than the outstanding borrowings under that facility
EBITDA to Interest Ratio: Not to be less than 2 to 1 for the four fiscal quarters just ended

“EBITDA” is defined under the Credit Facility as, for the relevant period of time (1) gross revenues (all payments from leases and notes receivable) for such period minus (2) expenses deducted in determining net income for such period plus (3) to the extent deducted in determining net income for such period (a) provision for income taxes and (b) interest expense, and (c) depreciation, amortization and other non-cash charges. Extraordinary items and gains or losses on (and proceeds from) sales or dispositions of assets outside of the ordinary course of business are excluded in the calculation of EBITDA. “Tangible Net Worth” is defined as, as of the date of determination, (i) the net worth of the Company, after deducting therefrom (without duplication of deductions) the net book amount of all assets of the Company, after deducting any reserves and other amounts for assets which would be treated as intangibles under accounting principles generally accepted in the United States of America (“GAAP”), and after certain other adjustments permitted under the agreements.

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of June 30, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.50 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $11.7 million, 0.21 to 1, and 27.27 to 1, respectively, as of June 30, 2012. As such, as of June 30, 2012, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

As previously discussed, the Fund became a party to the Credit Facility effective May 25, 2012. The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the three months ended June 30, 2012 (in thousands):

Net loss – GAAP basis	$(144)
Interest expense	11
Depreciation and amortization	251
Amortization of initial direct costs	3
Principal payments received on direct financing leases	7
Principal payments received on notes receivable	172
EBITDA (for Credit Facility financial covenant calculation only)	$300
Events of default, cross-defaults, recourse and security

The terms of the Credit Facility include standard events of default by the Company which, if not cured within applicable grace periods, could give lenders remedies against the Company, including the acceleration of all outstanding borrowings and a demand for repayment in advance of their stated maturity. If a breach of any material term of the Credit Facility should occur, the lenders may, at their option, increase borrowing rates, accelerate the obligations in advance of their stated maturities, terminate the facility, and exercise rights of collection available to them under the express terms of the facility, or by operation of law. The lenders also retain the discretion to waive a violation of any covenant at the Company’s request.

The Company is currently in compliance with its obligations under the Credit Facility. In the event of a technical default (e.g., the failure to timely file a required report, or a one-time breach of a financial covenant), the

Company believes it has ample time to request and be granted a waiver by the lenders, or, alternatively, cure the default under the existing provisions of its debt agreements, including, if necessary, arranging for additional capital from alternate sources to satisfy outstanding obligations.

The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

The Acquisition Facility is generally recourse solely to the Company, and is not cross-defaulted to any other obligations of affiliated companies under the Credit Facility, except as described in this paragraph. The Credit Facility is cross-defaulted to a default in the payment of any debt (other than non-recourse debt) or any other agreement or condition beyond the period of grace (not exceeding 30 days), the effect of which would entitle the lender under such agreement to accelerate the obligations prior to their stated maturity in an individual or aggregate principal amount in excess of 15% of the Company’s consolidated Tangible Net Worth. Also, a bankruptcy of AFS will trigger a default for the Company under the Credit Facility.

Non-Recourse Long-Term Debt

As of June 30, 2012, the Company had non-recourse long-term debt totaling $2.5 million. Such non-recourse note payable does not contain any material financial covenants. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been consistently made through June 2012.

The following table is a summary of cash distributions paid by the Fund to Unitholders of record as of May 31, 2012, and paid through June 30, 2012. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions –  Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

Cash distributions were based on current and anticipated gross revenues from the leases and loans acquired. During the Fund's acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund's actual and anticipated gross revenues to be generated from the binding initial terms of the leases and loans acquired.

The following table summarizes distribution activity for the Fund from inception through June 30, 2012:

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 –
	Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – May 2012	Feb 2012 –
	Jun 2012	229		—		229		0.35	652,847
		$229		$—		$229		$0.35
Source of distributions
Lease and loan payments received		$229	100.00%	$—	0.00%	$229	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$229	100.00%	$—	0.00%	$229	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to May 31, 2012.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2012, there were commitments to purchase lease assets and fund investments in notes receivable approximating $5.4 million and $691 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: October 28, 2011; File Number: 333-174418
(2)	Offering commenced: October 28, 2011
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of June 30, 2012 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	1,590,536	$15,905
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$238	$1,193	$1,431
Other syndication costs	—	2,162	2,162
Total expenses	$238	$3,355	$3,593
(8)	Net offering proceeds to the issuer after total expenses in item 7 (in thousands): $12,312
(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$12	$5,642	$5,654
Investment in notes receivable	15	3,393	3,408
Distributions paid and accrued	28	349	377
Other expenses	365	—	365
	$420	$9,384	$9,804
(10)	Net offering proceeds to the issuer after total expenses in item 9 (in thousands): $ 2,508

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Documents filed as a part of this report
1.	Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

2.	Other Exhibits

31.1 Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash
31.2 Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi
32.1 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2012

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