Form 10-Q
period 2012-09-30
ATEL 15, LLC
filed 2012-11-13
CIK 1519117

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2012

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

The number of Limited Liability Company Units outstanding as of October 31, 2012 was 2,757,940.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

Index

Part I. Financial Information	3
Item 1. Financial Statements (Unaudited)	3
Balance Sheets, September 30, 2012 and December 31, 2011	3
Statements of Operations for the three and nine months ended September 30, 2012	4
Statements of Changes in Members’ Capital for the period from March 4, 2011 (date of inception) through December 31, 2011 and for the nine months ended September 30, 2012	5
Statements of Cash Flows for the three and nine months ended September 30, 2012	6
Notes to the Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 4. Controls and Procedures	26
Part II. Other Information	28
Item 1. Legal Proceedings	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 15, LLC

BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(in thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$8,317	$1,348
Due from Managing Member	2	—
Accounts receivable, net	21	1
Notes receivable, net of unearned interest income of $525 at September 30, 2012 and $109 at December 31, 2011	2,989	495
Investment in securities	32	32
Investments in equipment and leases, net of accumulated depreciation of $603 at September 30, 2012 and $0 at December 31, 2011	10,330	—
Prepaid expenses and other assets	30	—
Total assets	$21,721	$1,876
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Affiliates	$748	$781
Accrued distributions to Other Members	199	—
Other	77	1
Non-recourse debt	2,302	—
Advance payments	—	34
Total liabilities	3,326	816
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	18,395	1,060
Total Members’ capital	18,395	1,060
Total liabilities and Members’ capital	$21,721	$1,876

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2012
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Revenues:
Leasing and lending activities:
Operating lease income	$360	$681
Direct financing leases	3	10
Notes receivable interest income	93	170
Other	7	13
Total revenues	463	874
Expenses:
Depreciation of operating lease assets	316	603
Asset management fees to Managing Member	9	28
Acquisition expense	217	409
Cost reimbursements to Managing Member and/or affiliates	68	114
Amortization of initial direct costs	3	7
Interest expense	20	32
Professional fees	14	33
Outside services	5	21
Taxes on income and franchise fees	5	16
Other	27	47
Total operating expenses	684	1,310
Net loss	$(221)	$(436)
Net income (loss):
Managing Member	$37	$65
Other Members	(258)	(501)
	$(221)	$(436)
Net loss per Limited Liability Company Unit (Other Members)	$(0.13)	$(0.42)
Weighted average number of Units outstanding	2,020,298	1,192,839

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE PERIOD FROM MARCH 4, 2011 (Date of Inception)
THROUGH DECEMBER 31, 2011
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands except units and per unit data)
(Unaudited)

		Amount
	Units	Other Members	Managing Member	Total
Members' capital as of March 4, 2011 (date of inception)	—	$—	$—	$—
Capital contributions – Managing Member	50	—	1	1
Capital contributions	213,592	2,136	—	2,136
Less selling commissions to affiliates	—	(192)	—	(192)
Syndication costs	—	(875)	—	(875)
Net loss	—	(9)	(1)	(10)
Balance December 31, 2011	213,642	1,060	—	1,060
Capital contributions	2,258,319	22,583	—	22,583
Less selling commissions to affiliates	—	(2,032)	—	(2,032)
Syndication costs	—	(1,911)	—	(1,911)
Distributions to Other Members ($0.67 per Unit)	—	(804)	—	(804)
Distributions to Managing Member	—	—	(65)	(65)
Net (loss) income	—	(501)	65	(436)
Balance September 30, 2012	2,471,961	$18,395	$—	$18,395

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2012
(in thousands)
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Operating activities:
Net loss	$(221)	$(436)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	316	603
Amortization of initial direct costs	3	7
Changes in operating assets and liabilities:
Accounts receivable	(11)	(20)
Prepaid expenses and other assets	(21)	(30)
Accounts payable, Managing Member	(22)	(18)
Accounts payable, other	40	76
Accrued liabilities, affiliates	(27)	(32)
Unearned fee income related to notes receivable	3	23
Advance payments	(38)	(34)
Net cash provided by operating activities	22	139
Investing activities:
Purchases of equipment on operating leases	(5,308)	(10,825)
Purchases of equipment on direct financing leases	—	(125)
Payments of initial direct costs	(5)	(32)
Principal payments received on direct financing leases	9	28
Note receivable advances	—	(2,893)
Principal payments received on notes receivable	177	390
Net cash used in investing activities	(5,127)	(13,457)
Financing activities:
Borrowings under non-recourse debt	—	2,645
Repayments under non-recourse debt	(204)	(343)
Selling commissions to affiliates	(808)	(2,030)
Syndication costs paid to Managing Member and affiliates	(1,147)	(1,914)
Distributions to Other Members	(376)	(605)
Distributions to Managing Member	(31)	(49)
Capital contributions	8,814	22,583
Net cash provided by financing activities	6,248	20,287
Net increase in cash and cash equivalents	1,143	6,969
Cash and cash equivalents at beginning of period	7,174	1,348
Cash and cash equivalents at end of period	$8,317	$8,317
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$20	$32
Cash paid during the period for taxes	$—	$2
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$199	$199
Distributions payable to Managing Member at period-end	$16	$16
Payables to Managing Member and affiliates at period-end (syndication costs)	$768	$768

See accompanying notes.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Limited Liability Company matters:

ATEL 15, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on March 4, 2011 for the purpose of raising capital and originating equipment financing transactions and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member” or the “Manager”), a Nevada limited liability corporation. The Managing Member is controlled by ATEL Financial Services (“AFS”), a wholly-owned subsidiary of ATEL Capital Group. The Fund may continue until terminated as provided in the ATEL 15, LLC amended and restated limited liability company operating agreement dated October 28, 2011 (the “Operating Agreement”). Contributions in the amount of $500 were received as of May 3, 2011, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member. The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of October 28, 2011. The offering will continue until the earlier of a period of two years from that date or until sales of the limited liability company units (Units) to the public reach $150 million.

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

As of September 30, 2012, cumulative contributions totaling $24.7 million have been received, inclusive of the $500 initial member’s capital investment. As of such date, a total of 2,471,961 Units were issued and outstanding. The Fund is actively raising capital and, as of October 31, 2012, has received cumulative contributions in the amount of $27.6 million, inclusive of the $500 initial member’s capital investment.

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

In January 2012, the Fund made its first investment in a long-term operating lease. Through September 30, 2012, the Company purchased equipment for long-term operating leases totaling $10.8 million and financed equipment under a direct financing lease totaling $125 thousand. In addition, the Company also funded investments in notes receivable during the period from March 4, 2011 (Date of Inception) through September 30, 2012, and had an aggregate net investment in notes receivable of $3.0 million outstanding at September 30, 2012.

On or about December 1, 2012, the offices of the Fund and the Manager will be relocated to The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111. The telephone number for the Manager will be the same in its new location.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount.

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

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 36 to 42 months and bear interest at rates ranging from 11.37% to 13.46%. The notes are secured by the equipment financed. The notes mature in 2015. There were neither impaired notes nor notes placed in non-accrual status as of September 30, 2012 and December 31, 2011.

As of September 30, 2012, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2012	$268
Year ending December 31, 2013	1,379
2014	1,393
2015	461
3,501
Less: portion representing unearned interest income	(525)
2,976
Unamortized initial direct costs	13
Notes receivable, net	$2,989

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2012 are as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
IDC amortization – notes receivable	$2	$4
IDC amortization – lease assets	1	3
Total	$3	$7

4. Allowance for credit losses:

The Company’s allowance for credit losses was nominal at September 30, 2012. As of the same date, delinquent amounts due to the Company relative to its investments in financing recievables were likewise nominal. By comparison, there was neither an allowance for credit losses nor delinquent amounts due to the Company at December 31, 2011.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2012
Net investment in operating leases	$—	$10,825	$(603)	$10,222
Net investment in direct financing leases	—	125	(28)	97
Initial direct costs, net of accumulated amortization of $3 at September 30, 2012 and $0 at December 31, 2011	—	14	(3)	11
Total	$—	$10,964	$(634)	$10,330

Additions to net investment in operating lease assets are stated at cost. All of the Company’s leased property was acquired during the first nine months of 2012.

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets. As a result of these reviews, management determined that no impairment losses existed during the three months and nine months ended September 30, 2012.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $316 thousand and $603 thousand for the three and nine months ended September 30, 2012, respectively.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance September 30, 2012
Manufacturing	$—	$8,378	$—	$8,378
Transportation, rail	—	1,737	—	1,737
Materials handling	—	710	—	710
	—	10,825	—	10,825
Less accumulated depreciation	—	(603)	—	(603)
Total	$—	$10,222	$—	$10,222

The average estimated residual value for assets on operating leases was 37% of the assets’ original cost at September 30, 2012.

Direct financing leases:

As of September 30, 2012, investment in direct financing leases consists of research equipment. The components of the Company’s investment in direct financing leases as of September 30, 2012 are as follows (in thousands):

Total minimum lease payments receivable	$112
Estimated residual values of leased equipment (unguaranteed)	—
Investment in direct financing leases	112
Less unearned income	(15)
Net investment in direct financing leases	$97

At September 30, 2012, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2012	$364	$11	$375
Year ending December 31, 2013	1,456	46	1,502
2014	1,281	42	1,323
2015	714	13	727
2016	145	—	145
2017	136	—	136
Thereafter	227	—	227
	$4,323	$112	$4,435

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Each of AFS and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications and general administrative services are performed by AFS.

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

During the three and nine months ended September 30, 2012, the Managing Member and/or affiliates earned commissions and reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$793	$2,032
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	624	1,911
Administrative costs reimbursed to Managing Member and/or affiliates	68	114
Asset management fees to Managing Member	9	28
Acquisition and initial direct costs paid to Managing Member	222	431
	$1,716	$4,516

7. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $2.0 million and $3.9 million for the three and nine months ended September 30, 2012, respectively.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of September 30, 2012, the Company had recorded $1.3 million of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Non-recourse debt:

At September 30, 2012, non-recourse debt consists of a note payable to a financial institution. The note payments are due in monthly installments. Interest on the note is at a fixed rate of 1.78%. The note is secured by assignments of lease payments and pledges of assets. At September 30, 2012, gross operating lease rentals and future payments on direct financing leases totaled approximately $2.4 million over the remaining lease terms; and the carrying value of the pledged assets is $3.1 million. The note matures in 2015.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2012	$204	$10	$214
Year ending December 31, 2013	828	31	859
2014	843	16	859
2015	427	2	429
	$2,302	$59	$2,361

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

As of September 30, 2012, borrowings under the facility were as follows (in thousands):

Total available under the financing arrangement	$60,000
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	(1,025)
Total remaining available under the working capital, acquisition and warehouse facilities	$58,975

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2012, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced.

As of September 30, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.50 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $18.4 million, 0.13 to 1, and 19.48 to 1, respectively, as of September 30, 2012. As such, as of September 30, 2012, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. Since the effective date of its participation in the Credit Facility (May 25, 2012) through September 30, 2012, the Company has had no borrowings under the Credit Facility.

Warehouse facility

To hold the assets under the Warehousing Facility prior to allocation to specific investor programs, a Warehousing Trust has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The Warehousing Trust is used by the Warehouse Facility borrowers to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC is a pro rata participant in the Warehousing Trust, as described below. When a program no longer has a need for short term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of September 30, 2012, the investment program participants were the ATEL Capital Equipment Fund X, LLC, ATEL Capital Equipment Fund XI, LLC, ATEL 12, LLC, ATEL 14, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of September 30, 2012. As of December 31, 2011, the Company was not a party to the Warehouse Facility.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Commitments:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At September 30, 2012, there were commitments to purchase lease assets and fund investments in notes receivable approximating $8.1 million and $291 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

12. Members’ Capital:

As of September 30, 2012, 2,471,961 Units were issued and outstanding, including the 50 Units issued to the Initial Limited Member (Managing Member). The Fund is authorized to issue up to 15,000,000 total Units.

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss shall be allocated 92.5% to the Other Members and 7.5% to the Managing Member. In accordance with the terms of the Operating Agreement, an additional allocation of income was made to the Manager during the first nine months of 2012. The amount allocated was determined to bring the Manager’s ending capital account balance to zero at the end of the period.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. The Company commenced periodic distributions, based on cash flows from operations, during the first quarter of 2012.

Distributions to the Other Members for the three and nine months ended September 30, 2012 were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Distributions declared	$455	$804
Weighted average number of Units outstanding	2,020,298	1,192,839
Weighted average distributions per Unit	$0.23	$0.67

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

At September 30, 2012 and December 31, 2011, the Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

The following table presents a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$8,317	$8,317	$—	$—	$8,317
Notes receivable, net	2,989	—	—	2,989	2,989
Investment in securities	32	—	—	32	32
Financial liabilities:
Non-recourse debt	2,302	—	—	2,295	2,295

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,348	$1,348
Notes receivable, net	495	495
Investment in securities	32	32

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

As of December 21, 2011, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2012. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to not less than $7.5 million. Total contributions to the Fund exceeded $7.5 million on April 4, 2012, at which time a request was processed to release the Pennsylvania escrowed amounts. The Fund is actively raising capital and, as of October 31, 2012, has received cumulative contributions in the amount of $27.6 million, inclusive of the $500 initial member’s capital investment.

Results of Operations

The Company had net losses of $221 thousand and $436 thousand for the three and nine months ended September 30, 2012, respectively.

The Company commenced operations on December 21, 2011. In January 2012, the Fund made its first investment in a long-term operating lease. Through September 30, 2012, the Company purchased equipment for long term operating leases totaling $10.8 million and financed equipment under a direct financing lease totaling $125 thousand. The Company also funded investments in notes receivable during the period from December 21, 2011 through September 30, 2012 and had an aggregate net investment of $3.0 million in notes receivable outstanding at September 30, 2012.

Equipment under operating and direct financing leases generated revenues of $363 thousand and $691 thousand for the respective three and nine months ended September 30, 2012; while investment in notes receivable generated interest income of $93 thousand and $170 thousand for the three- and nine-month periods ended September 30, 2012, respectively.

Consistent with the growth of revenues resulting from the purchase of lease assets and funding of investments in notes, was an increase in expenses related to the acquisition and depreciation of such assets. Combined, acquisition and depreciation expenses comprised approximately 78% and 77% of total expenses for the three and nine months ended September 30, 2012. The remainder of the Company’s expenses for each period, which totaled $151 thousand and $298 thousand, respectively, were largely related to startup costs, costs reimbursed to the Manager and affiliates, professional fees, interest expense, outside services, management fees, taxes on income and franchise fees, and other operational expenses.

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

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Net cash provided by (used in):
Operating activities	$22	$139
Investing activities	(5,127)	(13,457)
Financing activities	6,248	20,287
Net increase in cash and cash equivalents	$1,143	$6,969

During both the three and nine months ended September 30, 2012, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of September 30, 2012, capital contributions totaling $24.7 million (2,471,961 Units) have been received, of which $8.8 million was received during the third quarter of 2012. During the first six months of 2012, additional liquidity was generated through borrowings, net of repayments, totaling $2.5 million. There were no additional borrowings during the three months ended September 30, 2012. The Company is also beginning to realize cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable.

The primary use of cash during both the three and nine months ended September 30, 2012 was to acquire lease assets and to fund investments in notes receivable. The Company acquired lease assets totaling $5.3 million and $11.0 million for the respective three and nine months ended September 30, 2012. There were no fundings of investments in notes receivable during the three months ended September 30, 2012. During the previous six months, such fundings totaled $2.9 million.

Cash was also used to pay commissions and syndication costs associated with the offering - totaling a combined $2.0 million and $3.9 million for the three and nine months ended September 30, 2012, respectively. In addition, cash totaling $376 thousand and $605 thousand was used to pay distributions to Other Members during the respective three and nine months ended September 30, 2012, and to pay invoices related to startup costs, acquisition expenses and management fees during both comparative periods.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2012. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

As of September 30, 2012, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of September 30, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.50 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $18.4 million, 0.13 to 1, and 19.48 to 1, respectively, as of September 30, 2012. As such, as of September 30, 2012, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

As previously discussed, the Fund became a party to the Credit Facility effective May 25, 2012. The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the two quarters of the Fund’s effective participation in the Credit Facility, ending September 30, 2012 (in thousands):

Net loss – GAAP basis	$(365)
Interest expense	31
Depreciation and amortization	567
Amortization of initial direct costs	6
Principal payments received on direct financing leases	16
Principal payments received on notes receivable	349
EBITDA (for Credit Facility financial covenant calculation only)	$604
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

Non-Recourse Long-Term Debt

As of September 30, 2012, the Company had non-recourse long-term debt totaling $2.3 million. Such non-recourse note payable does not contain any material financial covenants. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been consistently made through September 2012.

The following table is a summary of cash distributions paid by the Fund to Unitholders of record as of August 31, 2012, and paid through September 30, 2012. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions - Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2012 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 –
	Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Aug 2012	Feb 2012 –
	Sep 2012	605		—		605		0.57	1,054,235
		$605		$—		$605		$0.57
Source of distributions
Lease and loan payments received		$605	100.00%	$—	0.00%	$605	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$605	100.00%	$—	0.00%	$605	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to August 31, 2012.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2012, there were commitments to purchase lease assets and fund investments in notes receivable approximating $8.1 million and $291 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: October 28, 2011; File Number: 333-174418
(2)	Offering commenced: October 28, 2011
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of September 30, 2012 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	2,471,961	$24,720
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$371	$1,853	$2,224
Other syndication costs	—	2,786	2,786
Total expenses	$371	$4,639	$5,010
(8)	Net offering proceeds to the issuer after total expenses in item 7 (in thousands): $19,710
(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$14	$10,950	$10,964
Investment in notes receivable	18	3,393	3,411
Distributions paid and accrued	65	804	869
Other expenses	735	—	735
	$832	$15,147	$15,979
(10)	Net offering proceeds to the issuer after total expenses in item 9 (in thousands): $ 3,731

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

2.	Other Exhibits

31.1	Certification of Dean L. Cash
31.2	Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2012

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