Form 10-K
period 2012-12-31
ATEL 15, LLC
filed 2013-03-14
CIK 1519117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2012
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission File number 333-174418

ATEL 15, LLC

(Exact name of registrant as specified in its charter)

California	45-1625956
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111

(Address of principal executive offices)

Registrant’s telephone number, including area code: (415) 989-8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2013 was 3,858,471.

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

As of December 31, 2012, cumulative contributions totaling $33.6 million have been received, inclusive of the $500 initial member’s capital investment. As of such date, a total of 3,358,770 Units were issued and outstanding. The Fund is actively raising capital and, as of February 28, 2013, has received cumulative contributions in the amount of $38.6 million, inclusive of the $500 initial member’s capital investment.

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

Narrative Description of Business

The Company has acquired and intends to acquire various types of new and used equipment subject to leases and to make loans secured by equipment acquired by its borrowers. The Company’s primary investment objective is to acquire investments primarily in low-technology, low-obsolescence equipment such as the core operating equipment used by companies in the manufacturing, mining and transportation industries. A portion of the portfolio will include some more technology-dependent equipment such as certain types of communications equipment, medical equipment, manufacturing equipment and office equipment. The Company will also seek investments in equipment or financing of equipment and business involving “green technologies” such as those involved in the following activities: materials recycling, water purification, sewage treatment pollution radiation, gas and other emission treatment, solid waste management, renewable energy generation, as well as many other similar industries and activities.

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. In January 2012, the Fund made its first investment in a long-term operating lease. Through December 31, 2012, the Company purchased equipment for long-term operating leases totaling $19.3 million and financed equipment under a direct financing lease totaling $125 thousand. In addition, the Company also funded investments in notes receivable during the period from December 21, 2011 (commencement date of initial operations) through December 31, 2012, and had an aggregate net investment in notes receivable of $4.2 million outstanding at December 31, 2012.

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

During the year ended December 31, 2012 and for the period from March 4, 2011 (Date of Inception) through December 31, 2011, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	For The Year Ended December 31, 2012	For The Period From March 4, 2011 (Date of Inception) Through December 31, 2011
IBM Corporation	Manufacturing	44%	0%
Cummins, Inc.	Material handling	11%	0%
Sabic Innovative Plastics US LLC	Transportaion, rail	11%	0%
Kaminario, Inc.	Computers	*	100%
*	Less than 10%

These percentages are not expected to be comparable in future periods.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2012 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$9,626	49.66%
Transportation, rail	8,872	45.77%
Material handling	710	3.66%
Other	175	0.91%
	$19,383	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$6,134	31.65%
Transportation, rail	4,220	21.77%
Business services	3,491	18.01%
Wholesale plastics	1,738	8.97%
Oil/Gas extraction	1,449	7.48%
Nonmetalic materials	877	4.52%
Industrial machinery	710	3.66%
Other	764	3.94%
	$19,383	100.00%

From inception through December 31, 2012, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Transportation, rail	$197	$158	$14
	$197	$158	$14

For further information regarding the Company’s equipment lease portfolio as of December 31, 2012, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Note Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2012 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Manufacturing	$1,684	34.84%
Computers	950	19.65%
Furniture & fixtures	700	14.48%
Chemical processing	300	6.21%
Vending equipment	250	5.17%
Research	200	4.14%
Other	750	15.51%
	$4,834	100.00%

Industry of Lessee	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Manufacturing	$2,500	51.72%
Engineering/Management services	1,100	22.76%
Electronics	984	20.36%
Refuse system	250	5.16%
	$4,834	100.00%

For further information regarding the Company’s notes receivable as of December 31, 2012, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2. PROPERTIES

The Company does not own or lease any real property, plant or material physical properties.

Item 3. LEGAL PROCEEDINGS

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Holders

As of December 31, 2012, a total of 960 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of December 31, 2012. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

The estimated values for non-interest bearing items such as any current assets and liabilities, as well as for any investment in securities, were assumed to equal their reported balances, which management believes approximate their fair values, as adjusted for impairment. The same was applied to loans incurred under the acquisition facility since they bear variable rates of interest.

A discounted cash flow approach was used to estimate the values of notes receivable, investments in leases and non-recourse debt. Under such approach, the value of a financial instrument was estimated by calculating the present value of the instrument’s expected cash flows. The present value was determined by discounting the cash flows the instrument is expected to generate by discount rates as deemed appropriate by the Manager. In most cases, the discount rates used were based on U.S. Treasury yields reported as of the reporting date, plus a spread to account for the credit risk difference between the instrument being valued and Treasury securities.

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2012 valuation date. As of December 31, 2012, the value of the Company’s assets, calculated on this basis, was approximately $10.00 per Unit.

The foregoing valuation was performed solely for the purpose of providing an estimated liquidation value per Unit for those Unitholders who seek valuation information. It is important to note again that there is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. The Company will liquidate its assets in the ordinary course of its business and investment cycle. Furthermore, there can be no assurance as to when the Company will be fully liquidated, the amount the Company may actually receive if and when it seeks to liquidate its assets, the amount of lease payments and equipment disposition proceeds the Company will actually receive over the remaining term of the Company, or the amounts that may actually be received in distributions by Unitholders over the course of the Company’s remaining term.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through December 2012.

Cash distributions were made by the Fund to Unitholders of record as of November 30, 2012, and paid through December 31, 2012. The distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

The cash distributions were based on current and anticipated gross revenues from the leases and loans acquired. During the Fund's acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund's actual and anticipated gross revenues to be generated from the binding initial terms of the leases and loans acquired.

The following table summarizes distribution activity for the Fund from inception through December 31, 2012 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
		$1,173		$—		$1,173		$0.79
Source of distributions
Lease and loan payments received		$1,173	100.00%	$—	0.00%	$1,173	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$1,173	100.00%	$—	0.00%	$1,173	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012.

Use of Proceeds from Registered Securities

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: October 28, 2011; File Number: 333-174418
(2)	Offering commenced: October 28, 2011
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.

(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of December 31, 2012 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	3,358,770	$33,588
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$498	$2,492	$2,990
Other syndication costs	—	2,634	2,634
Total expenses	$498	$5,126	$5,624
(8)	Net offering proceeds to the issuer after total expenses in item 7 (in thousands): $27,964
(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$26	$19,175	$19,201
Investment in notes receivable	20	4,834	4,854
Distributions paid	95	1,173	1,268
Other expenses	1,343	—	1,343
	$1,484	$25,182	$26,666
(10)	Net offering proceeds to the issuer after total expenses in item 9 (in thousands): $1,298
Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee and borrower defaults and the creditworthiness of its lessees and borrowers. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

The offering of ATEL 15, LLC (the “Company” or the “Fund”) was granted effectiveness by the Securities and Exchange Commission as of October 28, 2011. The offering will continue until the earlier of a period of two years from that date or until sales of Units to the public reach $150 million.

As of December 21, 2011, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2012. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to not less than $7.5 million. Total contributions to the Fund exceeded $7.5 million on April 4, 2012, at which time a request was processed to release the Pennsylvania escrowed amounts. The Fund is actively raising capital and, as of February 28, 2013, has received cumulative contributions in the amount of $38.6 million, inclusive of the $500 initial member’s capital investment.

Results of Operations

The Company had net losses of $900 thousand and $10 thousand for the year ended December 31, 2012 and for the period from March 4, 2011 (Date of Inception) through December 31, 2011, respectively.

The Company commenced operations on December 21, 2011. In January 2012, the Fund made its first investment in a long-term operating lease. Through December 31, 2012, the Company purchased equipment for long term operating leases totaling $19.3 million and financed equipment under a direct financing lease totaling $125 thousand. The Company also funded investments in notes receivable during the period from December 21, 2011 through December 31, 2012 and had an aggregate net investment of $4.2 million in notes receivable outstanding at December 31, 2012.

During the year ended December 31, 2012, equipment under operating and direct financing leases generated revenues of $1.2 million while investment in notes receivable generated interest income of $266 thousand. In addition, the Company recorded $20 thousand of other income primarily related to notes receivable transaction fees. Such revenues were offset, in part, by a $34 thousand loss realized on the sale of certain lease equipment.

By comparison, during the period from March 4, 2011 (Date of Inception) through December 31, 2011, interest income of $3 thousand was generated by the Company’s sole investment in notes receivable. Such interest income represents total revenues for the period.

Consistent with the growth of revenues resulting from the purchase of lease assets and funding of investments in notes during 2012, the Fund experienced an increase in expenses related to the acquisition and depreciation of such assets. Combined, acquisition and depreciation expenses comprised approximately 78% of total expenses for the year ended December 31, 2012. The remainder of the Company’s expenses for the year, which totaled $519 thousand, was largely related to costs reimbursed to the Manager and affiliates, management fees, outside services, interest expense, professional fees, taxes on income and franchise fees, and other operational expenses.

During the period from March 4, 2011 (Date of Inception) through December 31, 2011, acquisition expense related to the Fund’s only investment in note receivable comprised approximately 69% of total expenses. The remainder of the Company’s expenses for the period, which totaled $4 thousand, was mostly related to startup costs, taxes on income and franchise fees, and other operational expenses.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	For The Year Ended December 31, 2012	For The Period From March 4, 2011 (Date of Inception) Through December 31, 2011
Net cash provided by (used in):
Operating activities	$523	$41
Investing activities	(22,767)	(532)
Financing activities	26,954	1,839
Net increase in cash and cash equivalents	$4,710	$1,348

During both the year ended December 31, 2012 and the period from March 4, 2011 (Date of Inception) through December 31, 2011, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of December 31 2012, capital contributions totaling $33.6 million (3,358,770 Units) have been received, of which $31.5 million was received during 2012. During 2012, additional liquidity was generated through borrowings, net of repayments, totaling $2.1 million. The Company is also beginning to realize cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable.

During the same periods, cash was primarily used to acquire lease assets and/or to fund investments in notes receivable. The Company acquired lease assets totaling $19.2 million and funded loans totaling $4.3 million during the year ended December 31, 2012. By comparison, the Company used $500 thousand to fund a loan during the period from March 4, 2011 (Date of Inception) through December 31, 2011. There were no equipment purchases during the period.

Cash was also used to pay commissions and syndication costs associated with the offering — totaling a combined $5.3 million for the year ended December 31, 2012 and $297 thousand for the period from March 4, 2011 (Date of Inception) through December 31, 2011. In addition, the Company used cash totaling $1.3 million to pay distributions to Members during 2012. There were no such distributions prior to January 2012. Finally, cash was used to pay invoices related to startup costs, acquisition expenses and management fees during both comparative periods.

Revolving credit facility

Effective May 25, 2012, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions as lenders.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of December 31, 2012. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of December 31, 2012, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of December 31, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.50 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $24.7 million, 0.09 to 1, and 26.83 to 1, respectively, as of December 31, 2012. As such, as of December 31, 2012, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

As previously discussed, the Fund became a party to the Credit Facility effective May 25, 2012. The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the three quarters of the Fund’s effective participation in the Credit Facility, ending December 31, 2012 (in thousands):

Net loss – GAAP basis	$(829)
Interest expense	30
Depreciation and amortization	1,017
Amortization of initial direct costs	10
Principal payments received on direct financing leases	25
Principal payments received on notes receivable	552
EBITDA (for Credit Facility financial covenant calculation only)	$805

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

Non-Recourse Long-Term Debt

As of December 31, 2012, the Company had non-recourse long-term debt totaling $2.1 million. Such non-recourse note payable does not contain any material financial covenants. The note is secured by a specific lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. For detailed information on the Company’s debt obligations, see Notes 9 and 10 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through December 31, 2012. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2012, there were commitments to purchase lease assets and fund investments in notes receivable totaling approximately $5.0 million and $175 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

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

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 33.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 15, LLC

We have audited the accompanying balance sheets of ATEL 15, LLC (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in members’ capital, and cash flows for the year ended December 31, 2012 and for the period from March 4, 2011 (inception date) through December 31, 2011. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 15, LLC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended December 31, 2012 and for the period from March 4, 2011 (inception date) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP
San Francisco, California March 12, 2013

ATEL 15, LLC

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011
(In Thousands)

	2012	2011
ASSETS
Cash and cash equivalents	$6,058	$1,348
Accounts receivable, net	64	1
Notes receivable, net of unearned interest income of $760 at December 31, 2012 and $109 at December 31, 2011	4,215	495
Investment in securities	32	32
Investments in equipment and leases, net of accumulated depreciation of $1,048 at December 31, 2012 and $0 at December 31, 2011	18,123	—
Prepaid expenses and other assets	21	—
Total assets	$28,513	$1,876
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$12	$—
Affiliates	920	781
Accrued distributions to Other Members	283	—
Other	344	1
Deposits due lessees	20	—
Non-recourse debt	2,098	—
Advance payments	91	34
Total liabilities	3,768	816
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	24,745	1,060
Total Members’ capital	24,745	1,060
Total liabilities and Members’ capital	$28,513	$1,876

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE PERIOD FROM MARCH 4, 2011 (Date of Inception)
THROUGH DECEMBER 31, 2011
(In Thousands Except for Units and Per Unit Data)

	For The Year Ended December 31, 2012	For The Period From March 4, 2011 (Date of Inception) Through December 31, 2011
Revenues:
Operating lease income	$1,194	$—
Direct financing leases	13	—
Notes receivable interest income	266	3
Loss on sales of lease assets	(34)	—
Other	20	—
Total revenues	1,459	3
Expenses:
Depreciation of operating lease assets	1,053	—
Asset management fees to Managing Member	45	—
Acquisition expense	787	9
Cost reimbursements to Managing Member and/or affiliates	224	1
Amortization of initial direct costs	11	—
Interest expense	31	—
Professional fees	29	—
Outside services	36	—
Taxes on income and franchise fees	21	1
Bank charges	30	1
Other	92	1
Total operating expenses	2,359	13
Net loss	$(900)	$(10)
Net income (loss):
Managing Member	$118	$(1)
Other Members	(1,018)	(9)
	$(900)	$(10)
Net loss per Limited Liability Company Unit (Other Members)	$(0.63)	$(1.51)
Weighted average number of Units outstanding	1,621,716	5,951

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE PERIOD FROM MARCH 4, 2011 (Date of Inception)
THROUGH DECEMBER 31, 2011
AND FOR THE YEAR ENDED DECEMBER 31, 2012
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Members' capital as of March 4, 2011 (date of inception)	—	$—	$—	$—
Capital contributions – Managing Member	50	—	1	1
Capital contributions	213,592	2,136	—	2,136
Less selling commissions to affiliates	—	(192)	—	(192)
Syndication costs	—	(875)	—	(875)
Net loss	—	(9)	(1)	(10)
Balance December 31, 2011	213,642	1,060	—	1,060
Capital contributions	3,145,128	31,451	—	31,451
Less selling commissions to affiliates	—	(2,831)	—	(2,831)
Syndication costs	—	(2,461)	—	(2,461)
Distributions to Other Members ($0.90 per Unit)	—	(1,456)	—	(1,456)
Distributions to Managing Member	—	—	(118)	(118)
Net (loss) income	—	(1,018)	118	(900)
Balance December 31, 2012	3,358,770	$24,745	$—	$24,745

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012 AND FOR THE PERIOD
FROM MARCH 4, 2011 (Date of Inception) THROUGH DECEMBER 31, 2011
(In Thousands Except for Units and Per Unit Data)

	For The Year Ended December 31, 2012	For The Period From March 4, 2011 (Date of Inception) Through December 31, 2011
Operating activities:
Net loss	$(900)	$(10)
Adjustment to reconcile net loss to cash provided by operating activities:
Loss on sales of assets	34	—
Depreciation of operating lease assets	1,053	—
Amortization of initial direct costs	11	—
Changes in operating assets and liabilities:
Accounts receivable	(63)	(1)
Prepaid expenses and other assets	(21)	—
Accounts payable, Managing Member	(11)	—
Accounts payable, other	135	1
Accrued liabilities, affiliates	174	12
Unearned fee income related to notes receivable	34	5
Deposits due lessees	20	—
Advance payments	57	34
Net cash provided by operating activities	523	41
Investing activities:
Purchases of equipment on operating leases	(19,050)	—
Purchases of equipment on direct financing leases	(125)	—
Purchase of securities	—	(32)
Proceeds from sales of lease assets	158	—
Payments of initial direct costs	(46)	—
Principal payments received on direct financing leases	37	—
Note receivable advances	(4,334)	(500)
Principal payments received on notes receivable	593	—
Net cash used in investing activities	(22,767)	(532)
Financing activities:
Borrowings under non-recourse debt	2,645	—
Repayments under non-recourse debt	(547)	—
Selling commissions to affiliates	(2,796)	(192)
Selling commissions to affiliates (Pennsylvania)	—	(2)
Syndication costs paid to Managing Member and affiliates	(2,531)	(103)
Distributions to Other Members	(1,173)	—
Distributions to Managing Member	(95)	—
Capital contributions	31,451	2,136
Net cash provided by financing activities	26,954	1,839
Net increase in cash and cash equivalents	4,710	1,348
Cash and cash equivalents at beginning of year	1,348	—
Cash and cash equivalents at end of year	$6,058	$1,348
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$31	$—
Cash paid during the year for taxes	$2	$—
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$283	$—
Distributions payable to Managing Member at year-end	$23	$—
Payables to Managing Member and affiliates at year-end (syndication costs)	$735	$771
Purchases of equipment on operating leases	$208	$—

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

As of December 31, 2012, cumulative contributions totaling $33.6 million have been received, inclusive of the $500 initial member’s capital investment. As of such date, a total of 3,358,770 Units were issued and outstanding. The Fund is actively raising capital and, as of February 28, 2013, has received cumulative contributions in the amount of $38.6 million, inclusive of the $500 initial member’s capital investment.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2012 and 2011, and the related statements of operations, changes in members’ capital and cash flows for the year ended December 31, 2012 and for the period from March 4, 2011 (Date of Inception) through December 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

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

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount.

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

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the year ended December 31, 2012 and for the period from March 4, 2011 (Date of Inception) through December 31, 2011, the related provision for state income taxes was $21 thousand and $1 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2012 and 2011 as follows (in thousands):

	2012	2011
Financial statement basis of net assets	$24,745	$1,060
Tax basis of net assets (unaudited)	30,431	2,128
Difference	$(5,686)	$(1,068)

The primary difference between the tax bases of net assets and the amounts recorded in the financial statements is the result of the difference in accounting for syndication costs used in the financial statements and the Company’s tax returns. The following reconciles the net loss reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the year ended December 31, 2012 and for the period from March 4, 2011 (date of inception) through December 31, 2011 (in thousands):

	For the year ended December 31, 2012	For the period from March 4, 2011 (Date of Inception) through December 31, 2011
Net loss per financial statements	$(900)	$(10)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(1,161)	—
Adjustments to revenues	166	—
Adjustments to gain on sales of assets	(6)	—
Other	20	1
Loss per federal tax return (unaudited)	$(1,881)	$(9)

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Per Unit data:

Net loss per Unit is based upon the weighted average number of Other Members Units outstanding since commencement of its operations.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

In January 2012, the Fund commenced its leasing activities. As of December 31, 2012, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

Percentage of Total Equipment Cost
Industry	2012
Manufacturing	32%
Transportation, rail	22%
Business services	18%

During the year ended December 31, 2012 and for the period from March 4, 2011 (Date of Inception) through December 31, 2011, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	For The Year Ended December 31, 2012	For The Period From March 4, 2011 (Date of Inception) Through December 31, 2011
IBM Corporation	Manufacturing	44%	0%
Cummins, Inc.	Material handling	11%	0%
Sabic Innovative Plastics US LLC	Transportaion, rail	11%	0%
Kaminario, Inc.	Computers	*	100%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 36 to 42 months and bear interest at rates ranging from 11.37% to 13.46%. The notes are secured by the equipment financed. The notes mature from 2015 through 2016. There were neither impaired notes nor notes placed in non-accrual status as of December 31, 2012 and 2011.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

As of December 31, 2012, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2013	$1,898
2014	1,879
2015	930
2016	255
4,962
Less: portion representing unearned interest income	(760)
4,202
Unamortized initial direct costs	13
Notes receivable, net	$4,215

For the year ended December 31, 2012, IDC amortization expense related to notes receivable and the Company’s lease assets totaled $7 thousand and $4 thousand, respectively. There was no such expense for the period from March 4, 2011 (Date of Inception) through December 31, 2011.

5. Allowance for credit losses:

The Company’s allowance for credit losses was nominal at December 31, 2012. As of the same date, delinquent amounts due to the Company relative to its investments in financing receivables were likewise nominal. By comparison, there was neither an allowance for credit losses nor delinquent amounts due to the Company at December 31, 2011.

6. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2012
Net investment in operating leases	$—	$19,066	$(1,053)	$18,013
Net investment in direct financing leases	—	125	(37)	88
Initial direct costs, net of accumulated amortization of $4 at December 31, 2012 and $0 at December 31, 2011	—	26	(4)	22
Total	$—	$19,217	$(1,094)	$18,123

Additions to net investment in operating lease assets are stated at cost. All of the Company’s leased property was acquired during 2012.

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets. As a result of these reviews, management determined that no impairment losses existed during the year ended December 31, 2012. Likewise, there were no leases in non-accrual status as of the same date.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $1.1 million for the year ended December 31, 2012.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance December 31, 2012
Manufacturing	$—	$9,625	$—	$9,625
Transportation, rail	—	8,872	(197)	8,675
Materials handling	—	710	—	710
Cleaning & maintenance	—	51	—	51
	—	19,258	(197)	19,061
Less accumulated depreciation	—	(1,053)	5	(1,048)
Total	$—	$18,205	$(192)	$18,013

The average estimated residual value for assets on operating leases was 47% of the assets’ original cost at December 31, 2012.

Direct financing leases:

As of December 31, 2012, investment in direct financing leases consists of research equipment. The components of the Company’s investment in direct financing leases as of December 31, 2012 are as follows (in thousands):

Total minimum lease payments receivable	$100
Estimated residual values of leased equipment (unguaranteed)	—
Investment in direct financing leases	100
Less unearned income	(12)
Net investment in direct financing leases	$88

As of December 31, 2012, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2013	$2,760	$46	$2,806
2014	2,605	42	2,647
2015	1,959	12	1,971
2016	622	—	622
2017	408	—	408
Thereafter	737	—	737
	$9,091	$100	$9,191

7. Related party transactions:

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

7. Related party transactions: - (continued)

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

During the year ended December 31, 2012 and the period from March 4, 2011 (Date of Inception) through December 31, 2011, the Managing Member and/or affiliates earned commissions and reimbursements pursuant to the Operating Agreement as follows (in thousands):

	For The Year Ended December 31, 2012	For The Period From March 4, 2011 (Date of Inception) Through December 31, 2011
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$2,831	$192
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members capital	2,461	875
Administrative costs reimbursed to Managing Member and/or affiliates	224	1
Asset management fees to Managing Member	45	—
Acquisition and initial direct costs paid to Managing Member	823	9
	$6,384	$1,077

8. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $5.3 million and $1.1 million for the year ended December 31, 2012 and for the period from March 4, 2011 (Date of Inception) through December 31, 2011, respectively.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of December 31, 2012, the Company had recorded $1.3 million of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

9. Non-recourse debt:

At December 31, 2012, non-recourse debt consists of a note payable to a financial institution. The note payments are due in monthly installments. Interest on the note is at a fixed rate of 1.78%. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2012, gross operating lease rentals and future payments on direct financing leases totaled approximately $2.1 million over the remaining lease terms; and the carrying value of the pledged assets is $2.9 million. The note matures in 2015.

The non-recourse debt does not contain any material financial covenants. The debt is secured by a specific lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the transaction parties' signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company's good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2013	$828	$31	$859
2014	843	16	859
2015	427	2	429
	$2,098	$49	$2,147

10. Borrowing facilities:

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions as lenders, and which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $60 million and expires in June 2014. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

As of December 31, 2012, borrowings under the facility were as follows (in thousands):

Total available under the financing arrangement	$60,000
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	(5,490)
Total remaining available under the working capital, acquisition and warehouse facilities	$54,510

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2012, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

10. Borrowing facilities: - (continued)

As of December 31, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.50 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $24.7 million, 0.09 to 1, and 26.83 to 1, respectively, as of December 31, 2012. As such, as of December 31, 2012, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. Since the effective date of its participation in the Credit Facility (May 25, 2012) through December 31, 2012, the Company has had no borrowings under the Credit Facility.

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

At the close of business on December 31, 2012, the investment program was renewed through June 2014 for ATEL 12, LLC, ATEL 14, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of December 31, 2012. As of December 31, 2011, the Company was not a party to the Warehouse Facility.

11. Commitments:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At December 31, 2012, there were commitments to purchase lease assets and fund investments in notes receivable approximating $5.0 million and $175 thousand, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

12. Guarantees:

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

13. Members’ Capital:

A total of 3,358,770 Units and 213,642 Units were issued and outstanding as of December 31, 2012 and 2011, respectively, including the 50 Units issued to the Initial Limited Member (Managing Member). The Fund is authorized to issue up to 15,000,000 total Units.

The Company has the right, exercisable at the Managing Member’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Managing Member on terms it determines to be appropriate under given circumstances, in the event that the Managing Member deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss shall be allocated 92.5% to the Other Members and 7.5% to the Managing Member. In accordance with the terms of the Operating Agreement, an additional allocation of income was made to the Manager during the year ended December 31, 2012 and for the period from March 4, 2011 (Date of Inception) through December 31, 2011. The amount allocated was determined to bring the Manager’s ending capital account balance to zero at the end of each period.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. The Company commenced periodic distributions, based on cash flows from operations, during the first quarter of 2012.

Distributions to the Other Members for the year ended December 31, 2012 were as follows (in thousands, except as to Units and per Unit data):

Distributions declared	$1,456
Weighted average number of Units outstanding	1,621,716
Weighted average distributions per Unit	$0.90

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements:

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

At December 31, 2012 and 2011, the Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

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

The following table presents a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,058	$6,058	$—	$—	$6,058
Notes receivable, net	4,215	—	—	4,215	4,215
Investment in securities	32	—	—	32	32

Financial liabilities:
Non-recourse debt	2,098	—	—	2,091	2,091

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,348	$1,348
Notes receivable, net	495	495
Investment in securities	32	32

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2012. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2012.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 62, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 59, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 54, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2012.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the year ended December 31, 2012 and for the period from March 4, 2011 (Date of Inception) through December 31, 2011 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the Manager.

Through December 31, 2012, $3.0 million of such commissions, excluding payments for Pennsylvania commissions, had either been accrued or paid to ASC. Of that amount, $2.5 million has been re-allowed to other broker/dealers.

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

Limitations on Fees

The Fund has adopted a single Asset Management Fee plus the Carried Interest as a means of compensating the Manager for sponsoring the Fund and managing its operations. While this compensation structure is intended to simplify management compensation for purposes of investor's understanding, state securities administrators use a more complicated compensation structure in their review of equipment program offerings in order to assure that those offerings are fair under the states' merit review guidelines. The total of all Front End Fees, the Carried Interest and the Asset Management Fee will be subject to the Asset Management Fee Limit in order to assure these state administrators that the Fund will not bear greater fees than permitted under the state merit review guidelines. The North American Securities Administrators Association, Inc. (“NASAA”) is an organization of state securities administrators, those state government agencies responsible for qualifying securities offerings in their respective states. NASAA has established standards for the qualification of a number of different types of securities offerings and investment products, including its Statement of Policy on Equipment Programs (the “NASAA Equipment Leasing Guidelines”). Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines establish the standards for payment of reasonable carried interests, promotional interests and fees for equipment acquisition, management, resale and releasing services to equipment leasing program sponsors. Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines set the maximum compensation payable to the sponsor and its affiliates from an equipment leasing program such as the Fund. The Asset Management Fee Limit will equal the maximum compensation payable under Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines as in effect on the date of the Fund's prospectus (the “NASAA Fee Limitation”). Under the Asset Management Fee Limit, the Fund will calculate the maximum fees payable under the NASAA Fee Limitation and guarantee that the Asset Management Fee it will pay the Manager and its Affiliates, when added to its Carried Interest, will never exceed the fees and interests payable to a sponsor and its affiliates under the NASAA Fee Limitation.

Asset Management Fee Limit. The Asset Management Fee Limit will be calculated each year during the Fund's term by calculating the total fees that would be paid to the Manager if the Manager were to be compensated on the basis of the maximum compensation payable under the NASAA Fee Limitation, including the Manager's Carried Interest, as described below. To the extent that the amount paid as Front End Fees, the Asset Management Fee, and the Carried Interest for any year would cause the total fees to exceed the aggregate amount of fees calculated under the NASAA Fee Limitation for the year, the Asset Management Fee and/or Carried Interest for that year will be reduced to equal the maximum aggregate fees under the NASAA Fee Limitation. To the extent any such fees are reduced, the amount of such reduction will be accrued and deferred, and such accrued and deferred compensation would be paid to the Manager in a subsequent period, but only to the extent that the deferred compensation would be within the Asset Management Fee Limit for that later period. Any deferred fees that cannot be paid under the applicable limitations through the date of liquidation would be forfeited by the Manager at liquidation.

Under the NASAA Equipment Leasing Guidelines, the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund's equipment; or (ii) 75% of such Gross Proceeds. The Fund intends to incur total indebtedness equal to 50% of the aggregate cost of its equipment. The Operating Agreement requires the Fund to commit at least 85.875% of the Gross Proceeds to Investment in Equipment. Based on the formula in the NASAA Guidelines, the Fund's minimum Investment in Equipment would equal 76.875% of Gross Proceeds (80% - [50% x .0625%] = 76.875%), and the Fund's minimum Investment in Equipment would therefore exceed the NASAA Fee Limitation minimum by 9%.

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

Upon completion of the offering of Units, final commitment of offering proceeds to acquisition of equipment and establishment of final levels of permanent portfolio debt, the Manager will calculate the maximum carried interest and promotional interest payable to the Manager and its Affiliates under the NASAA Fee Limitation and compare such total permitted fees to the total of the Asset Management Fee and Manager's Carried Interest. If and to the extent that the Asset Management Fee and Manager's Carried Interest would exceed the fees calculated under the NASAA Fee Limitation, the fees payable to the Manager and its Affiliates will be reduced by an amount sufficient to cause the total of such compensation to comply with the NASAA Fee Limitation. The adjusted Asset Management Fee Limit will then be applied to the Asset Management Fee and Carried Interest as described above. A comparison of the Front End Fees actually paid by the Fund and the NASAA Fee Limitation maximums will be repeated, and any required adjustments will be made, at least annually thereafter.

See Note 7 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for amounts paid.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2012, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Managing Member, LLC The Transamerica Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 50 Units ($500)	0.0003%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 7 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2012 and the period from March 4, 2011 (Date of Inception) through December 31, 2011, the Company incurred audit and audit related fees with its principal auditors totaling $25 thousand and $40 thousand, respectively.

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

The board of directors of the Managing Member acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules
1.	Financial Statements

Included in Part II of this report:
Report of Independent Registered Public Accounting Firm	15
Balance Sheets at December 31, 2012 and 2011	16
Statements of Operations for the year ended December 31, 2012 and for the period from March 4, 2011 (Date of Inception) through December 31, 2011	17
Statements of Changes in Members’ Capital for the period from March 4, 2011 (Date of Inception) through December 31, 2011 and for the year ended December 31, 2012	18
Statements of Cash Flows for the year ended December 31, 2012 and for the period from March 4, 2011 (Date of Inception) through December 31, 2011	19
Notes to Financial Statements	20
2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

(3) and (4) Amended and Restated Limited Liability Company Operating Agreement, included as exhibit B to the Prospectus effective October 28, 2011 as filed on November 1, 2011 (File Number 333-174418) is hereby incorporated herein by reference

(14.1)  Code of Ethics

(31.1)  Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)

(31.2)  Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)

(32.1)  Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350

(32.2)  Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350

(101.INS)*  XBRL Instance Document

(101.SCH)*  XBRL Taxonomy Extension Schema Document

(101.CAL)*  XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)*  XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*  XBRL Taxonomy Extension Presentation Linkbase Document

(101.DEF)*  XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2013

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 14, 2013
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 14, 2013
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 14, 2013

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.