Form 10-Q
period 2013-03-31
ATEL 15, LLC
filed 2013-05-13
CIK 1519117

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013

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

The number of Limited Liability Company Units outstanding as of April 30, 2013 was 4,323,457.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 15, LLC

BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 31, 2012
(in thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$9,968	$6,058
Accounts receivable, net	133	64
Notes receivable, net of unearned interest income of $641 at March 31, 2013 and $760 at December 31, 2012	3,904	4,215
Investment in securities	32	32
Investments in equipment and leases, net of accumulated depreciation of $1,751 at March 31, 2013 and $1,048 at December 31, 2012	20,186	18,123
Prepaid expenses and other assets	16	21
Total assets	$34,239	$28,513
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$20	$12
Affiliates	1,393	920
Accrued distributions to Other Members	374	283
Other	594	344
Deposits due lessees	20	20
Non-recourse debt	1,892	2,098
Unearned operating lease income and/or advance payments	42	91
Total liabilities	4,335	3,768
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	29,904	24,745
Total Members’ capital	29,904	24,745
Total liabilities and Members’ capital	$34,239	$28,513

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED
MARCH 31, 2013 AND 2012
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Leasing and lending activities:
Operating lease income	$829	$45
Direct financing leases	3	4
Notes receivable interest income	123	15
Other	8	2
Total revenues	963	66
Expenses:
Depreciation of operating lease assets	703	36
Asset management fees to Managing Member	31	2
Acquisition expense	258	60
Cost reimbursements to Managing Member and/or affiliates	141	13
Amortization of initial direct costs	5	1
Interest expense	9	1
Professional fees	40	17
Outside services	14	1
Bank charges	29	2
Other	43	4
Total operating expenses	1,273	137
Net loss	$(310)	$(71)
Net income (loss):
Managing Member	$68	$8
Other Members	(378)	(79)
	$(310)	$(71)
Net loss per Limited Liability Company Unit (Other Members)	$(0.10)	$(0.18)
Weighted average number of Units outstanding	3,776,269	444,162

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE THREE MONTHS ENDED MARCH 31, 2013
(in thousands except units and per unit data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2011	213,642	$1,060	$—	$1,060
Capital contributions	3,145,128	31,451	—	31,451
Less selling commissions to affiliates	—	(2,831)	—	(2,831)
Syndication costs	—	(2,461)	—	(2,461)
Distributions to Other Members ($0.90 per Unit)	—	(1,456)	—	(1,456)
Distributions to Managing Member	—	—	(118)	(118)
Net (loss) income	—	(1,018)	118	(900)
Balance December 31, 2012	3,358,770	24,745	—	24,745
Capital contributions	767,284	7,673	—	7,673
Less selling commissions to affiliates	—	(691)	—	(691)
Syndication costs	—	(608)	—	(608)
Distributions to Other Members ($0.22 per Unit)	—	(837)	—	(837)
Distributions to Managing Member	—	—	(68)	(68)
Net (loss) income	—	(378)	68	(310)
Balance March 31, 2013 (Unaudited)	4,126,054	$29,904	$—	$29,904

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2013 AND 2012
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(310)	$(71)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	703	36
Amortization of initial direct costs	5	1
Changes in operating assets and liabilities:
Accounts receivable	(69)	(9)
Prepaid expenses and other assets	5	(5)
Accounts payable, Managing Member	1	(1)
Accounts payable, other	223	321
Accrued liabilities, affiliates	(145)	(231)
Unearned fee income related to notes receivable	(6)	(1)
Unearned operating lease income and/or advance payments	(49)	(34)
Net cash provided by operating activities	358	6
Investing activities:
Purchases of equipment on operating leases	(2,748)	(710)
Purchases of equipment on direct financing leases	—	(125)
Payments of initial direct costs	(8)	(15)
Principal payments received on direct financing leases	9	12
Note receivable advances	(50)	(300)
Principal payments received on notes receivable	370	41
Net cash used in investing activities	(2,427)	(1,097)
Financing activities:
Repayments under non-recourse debt	(206)	—
Selling commissions to affiliates	(681)	(446)
Selling commissions to affiliates (Pennsylvania)	—	(6)
Syndication costs paid to Managing Member and affiliates	—	(289)
Distributions to Other Members	(746)	(48)
Distributions to Managing Member	(61)	(4)
Capital contributions	7,673	4,989
Net cash provided by financing activities	5,979	4,196
Net increase in cash and cash equivalents	3,910	3,105
Cash and cash equivalents at beginning of period	6,058	1,348
Cash and cash equivalents at end of period	$9,968	$4,453
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9	$1
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$374	$51
Distributions payable to Managing Member at period-end	$30	$4
Payables to Managing Member and affiliates at period-end (syndication costs)	$1,353	$1,108
Purchases of equipment on operating leases, included in accounts payable, other	$234	$—

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

As of March 31, 2013, cumulative contributions totaling $41.3 million have been received, inclusive of the $500 initial member’s capital investment. As of such date, a total of 4,126,054 Units were issued and outstanding. The Fund is actively raising capital and, as of April 30, 2013, has received cumulative contributions in the amount of $43.2 million, inclusive of the $500 initial member’s capital investment.

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

In January 2012, the Fund made its first investment in a long-term operating lease. Through March 31, 2013, the Company purchased equipment for long-term operating leases totaling $22.0 million and financed equipment under a direct financing lease totaling $125 thousand. In addition, the Company also funded investments in notes receivable during the period from March 4, 2011 (Date of Inception) through March 31, 2013, and had an aggregate net investment in notes receivable of $3.9 million outstanding at March 31, 2013.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing and financing opportunities is North America. All of the Company’s current operating revenues and long-lived assets relate to customers domiciled in North America.

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

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2013 and December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Per Unit data:

Net loss per Unit is based upon the weighted average number of Other Members Units outstanding since commencement of its operations.

Recent accounting pronouncements

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 36 to 42 months and bear interest at rates ranging from 11.37% to 13.46%. The notes are secured by the equipment financed. The notes mature from 2015 through 2016. There were neither impaired notes nor notes placed in non-accrual status as of March 31, 2013 and December 31, 2012.

As of March 31, 2013, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2013	$1,421
Year ending December 31, 2014	1,895
2015	947
2016	266
4,529
Less: portion representing unearned interest income	(641)
3,888
Unamortized initial direct costs	16
Notes receivable, net	$3,904

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
IDC amortization – notes receivable	$3	$—
IDC amortization – lease assets	2	1
Total	$5	$1

4. Allowance for credit losses:

There was neither an allowance for credit losses nor delinquent amounts due to the Company as of March 31, 2013 and December 31, 2012.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications & Additions/Dispositions	Depreciation/Amortization Expense or Amortization of Leases	Balance March 31, 2013
Net investment in operating leases	$18,013	$2,774	$(703)	$20,084
Net investment in direct financing leases	88	—	(9)	79
Initial direct costs, net of accumulated amortization of $5 at March 31, 2013 and $4 at December 31, 2012	22	3	(2)	23
Total	$18,123	$2,777	$(714)	$20,186

Additions to net investment in operating lease assets are stated at cost. All of the Company’s leased property was acquired beginning in January 2012 through March 2013.

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets. As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2013 and 2012.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $703 thousand and $36 thousand for the three months ended March 31, 2013 and 2012, respectively.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance March 31, 2013
Manufacturing	$9,625	$1,399	$—	$11,024
Transportation, rail	8,675	720	—	9,395
Materials handling	710	—	—	710
Computer	—	393	—	393
Construction	—	234	—	234
Cleaning & maintenance	51	—	—	51
Other	—	28	—	28
	19,061	2,774	—	21,835
Less accumulated depreciation	(1,048)	(703)	—	(1,751)
Total	$18,013	$2,071	$—	$20,084

The average estimated residual value for assets on operating leases was 44% and 47% of the assets’ original cost at March 31, 2013 and December 31, 2012, respectively.

Direct financing leases:

As of March 31, 2013 and December 31, 2012, investment in direct financing leases consists of research equipment. The components of the Company’s investment in direct financing leases as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013	December 31, 2012
Total minimum lease payments receivable	$88	$100
Estimated residual values of leased equipment (unguaranteed)	—	—
Investment in direct financing leases	88	100
Less unearned income	(9)	(12)
Net investment in direct financing leases	$79	$88

At March 31, 2013, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2013	$2,846	$34	$2,880
Year ending December 31, 2014	3,569	42	3,611
2015	2,705	12	2,717
2016	950	—	950
2017	680	—	680
2018	680	—	680
Thereafter	600	—	600
	$12,030	$88	$12,118

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

During the three months ended March 31, 2013 and 2012, the Managing Member and/or affiliates earned commissions and reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital	$691	$449
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members’ capital	608	625
Administrative costs reimbursed to Managing Member and/or affiliates	141	13
Asset management fees to Managing Member	31	2
Acquisition and initial direct costs paid to Managing Member	267	65
	$1,738	$1,154

7. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $1.3 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of March 31, 2013, the Company had recorded $1.5 million of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Syndication Costs: - (continued)

Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

8. Non-recourse debt:

At March 31, 2013, non-recourse debt consists of a note payable to a financial institution. The note payments are due in monthly installments. Interest on the note is at a fixed rate of 1.78%. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2013, gross operating lease rentals and future payments on direct financing leases totaled approximately $1.9 million over the remaining lease terms; and the carrying value of the pledged assets is $2.7 million. The note matures in 2015.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2013	$622	$22	$644
Year ending December 31, 2014	843	16	859
2015	427	2	429
	$1,892	$40	$1,932

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

As of March 31, 2013, borrowings under the facility were as follows (in thousands):

	March 31, 2013	December 31, 2012
Total available under the financing arrangement	$60,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	(1,255)	(5,490)
Total remaining available under the working capital, acquisition and warehouse facilities	$58,745	$54,510

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2013, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced.

As of March 31, 2013, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.50 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $29.9 million, 0.06 to 1, and 40.77 to 1, respectively, as of March 31, 2013. As such, as of March 31, 2013, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. Since the effective date of its participation in the Credit Facility (May 25, 2012) through March 31, 2013, the Company has had no borrowings under the Credit Facility.

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

As of March 31, 2013, the investment program participants were ATEL 12, LLC, ATEL 14, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of March 31, 2013 and December 31, 2012.

10. Commitments:

At March 31, 2013, there were commitments to purchase lease assets and to fund investments in notes receivable totaling approximately $2.3 million and $100 thousand, respectively. The amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

12. Members’ Capital:

A total of 4,126,054 Units and 3,358,770 Units were issued and outstanding as of March 31, 2013 and December 31, 2012, respectively, including the 50 Units issued to the Initial Member (Managing Member). The Fund is authorized to issue up to 15,000,000 Units in addition to the Units issued to the Initial Member.

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss shall be allocated 92.5% to the Other Members and 7.5% to the Managing Member. In accordance with the terms of the Operating Agreement, an additional allocation of income was made to the Manager during the first three months of 2013 and 2012. The amount allocated was determined to bring the Manager’s ending capital account balance to zero at the end of the period.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. The Company commenced periodic distributions, based on cash flows from operations, during the first quarter of 2012.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Members’ Capital: - (continued)

Distributions to the Other Members for the three months ended March 31, 2013 and 2012 were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2013	2012
Distributions declared	$837	$100
Weighted average number of Units outstanding	3,776,269	444,162
Weighted average distributions per Unit	$0.22	$0.22

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

At March 31, 2013 and December 31, 2012, the Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

The following table presents a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$9,968	$9,968	$—	$—	$9,968
Notes receivable, net	3,904	—	—	3,904	3,904
Investment in securities	32	—	—	32	32
Financial liabilities:
Non-recourse debt	1,892	—	—	1,887	1,887

	December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,058	$6,058	$—	$—	$6,058
Notes receivable, net	4,215	—	—	4,215	4,215
Investment in securities	32	—	—	32	32
Financial liabilities:
Non-recourse debt	2,098	—	—	2,091	2,091

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of December 21, 2011, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2012. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to not less than $7.5 million. Total contributions to the Fund exceeded $7.5 million on April 4, 2012, at which time a request was processed to release the Pennsylvania escrowed amounts. The Fund is actively raising capital and, as of April 30, 2013, has received cumulative contributions in the amount of $43.2 million, inclusive of the $500 initial member’s capital investment.

Results of Operations

The three months ended March 31, 2013 versus the three months ended March 31, 2012

The Company had net losses of $310 thousand and $71 thousand for the three months ended March 31, 2013 and 2012, respectively.

The Company commenced operations on December 21, 2011 and made its first investment in a long-term operating lease in January 2012. Through March 31, 2013, the Company had purchased equipment for long term operating leases totaling $22.0 million and financed equipment under a direct financing lease totaling $125 thousand. The Company also funded $4.9 million of investments in notes receivable during the period from December 21, 2011 through March 31, 2013 and had an aggregate net investment of $3.9 million in notes receivable outstanding at March 31, 2013.

Equipment under operating and direct financing leases generated revenues of $832 thousand and $49 thousand for the respective three months ended March 31, 2013 and 2012 while investment in notes receivable generated interest income of $123 thousand and $15 thousand during the same respective periods.

Consistent with the growth of revenues resulting from the purchase of lease assets and funding of investments in notes since the first quarter of 2012, was an increase in expenses related to the acquisition and depreciation of such assets. Combined, acquisition and depreciation expenses comprised approximately 75% of total expenses for the three months ended March 31, 2013. The remainder of the Company’s expenses for the period, which totaled $312 thousand, were largely related to costs reimbursed to the Manager and affiliates, professional fees, asset management fees, bank charges, and other operational expenses. By comparison, acquisition and depreciation expenses comprised approximately 70% of total expenses during the three months ended March 31, 2012. The remainder of the Company’s expenses during the prior year period totaled $41 thousand and were largely related to professional fees and costs reimbursed to the Manager and affiliates.

As defined by the ATEL 15, LLC Limited Liability Company Operating Agreement (“Operating Agreement”), acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition or financing of portfolio assets, whether or not acquired. Certain acquisition expenses associated with successful lease and loan originations are capitalized and amortized over the life of the related lease term or loan contract.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $10.0 million and $6.1 million at March 31, 2013 and December 31, 2012, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$358	$6
Investing activities	(2,427)	(1,097)
Financing activities	5,979	4,196
Net increase in cash and cash equivalents	$3,910	$3,105

The three months ended March 31, 2013 versus the three months ended March 31, 2012

During both the three months ended March 31, 2013 and 2012, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of March 31, 2013, capital contributions totaling $41.3 million (4,126,054 Units) have been received, of which $7.7 million and $5.0 million were received during the respective first quarters of 2013 and 2012. In addition, the Company is beginning to realize cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable.

During the three months ended March 31, 2013 and 2012, cash was primarily used to acquire lease assets and to fund investments in notes receivable. The Company acquired lease assets totaling $2.7 million and $835 thousand for the first quarters of 2013 and 2012, respectively, and funded investments in notes receivable totaling $50 thousand and $300 thousand during the same respective periods.

Cash was also used to pay distributions totaling $807 thousand and $52 thousand during the respective first quarters of 2013 and 2012; and, to pay commissions and/or syndication costs associated with the offering-totaling a combined $681 thousand and $741 thousand during the same respective periods. In addition, cash totaling $206 thousand was used to pay down debt during the first quarter of 2013.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2013. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2013, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of March 31, 2013, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.50 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $29.9 million, 0.06 to 1, and 40.77 to 1, respectively, as of March 31, 2013. As such, as of March 31, 2013, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

As previously discussed, the Fund became a party to the Credit Facility effective May 25, 2012. The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the four quarters of the Fund’s effective participation in the Credit Facility, ending March 31, 2013 (in thousands):

Net loss – GAAP basis	$(1,139)
Interest expense	39
Depreciation and amortization	1,720
Amortization of initial direct costs	15
Principal payments received on direct financing leases	33
Principal payments received on notes receivable	922
EBITDA (for Credit Facility financial covenant calculation only)	$1,590
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

Non-Recourse Long-Term Debt

As of March 31, 2013, the Company had non-recourse long-term debt totaling $1.9 million. Such non-recourse note payable does not contain any material financial covenants. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been consistently made through March 2013.

Cash distributions were made by the Fund to Unitholders of record as of February 28, 2013 and paid through March 31, 2013. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions-Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2013 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Feb 2013	Jan – Mar 2013	746		—		746		0.22	3,446,437
		$1,919		$—		$1,919		$1.01
Source of distributions
Lease and loan payments and sales proceeds received		$1,919	100.00%	$—	0.00%	$1,919	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$1,919	100.00%	$—	0.00%	$1,919	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of The Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1 to November 30, 2012, and from December 1, 2012 to February 28, 2013, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2013, there were commitments to purchase lease assets and to fund investments in notes receivable totaling approximately $2.3 million and $100 thousand, respectively. The amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, which are based upon historical experiences, market trends and financial forecasts, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the Company’s critical accounting policies since December 31, 2012.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: October 28, 2011; File Number: 333-174418
(2)	Offering commenced: October 28, 2011
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of March 31, 2013 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	4,126,054	$41,261
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$612	$3,059	$3,671
Other syndication costs	—	2,634	2,634
Total expenses	$612	$5,693	$6,305
(8) Net offering proceeds to the issuer after total expenses in item 7 (in thousands):			$34,956
(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$28	$21,923	$21,951
Investment in notes receivable	26	4,884	4,910
Distributions paid	156	1,919	2,075
Other expenses	1,916	—	1,916
	$2,126	$28,726	$30,852
(10) Net offering proceeds to the issuer after total expenses in item 9 (in thousands):			$4,104

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

Date: May 13, 2013

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