Form 10-Q
period 2013-06-30
ATEL 15, LLC
filed 2013-08-13
CIK 1519117

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2013

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer  ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of July 31, 2013 was 5,231,849.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 15, LLC

BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012
(in thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$13,371	$6,058
Accounts receivable, net	74	64
Notes receivable, net of unearned interest income of $546 at June 30, 2013 and $760 at December 31, 2012	3,497	4,215
Due from Managing Member	2	—
Investment in securities	32	32
Investments in equipment and leases, net of accumulated depreciation of $2,609 at June 30, 2013 and $1,048 at December 31, 2012	22,141	18,123
Prepaid expenses and other assets	13	21
Total assets	$39,130	$28,513
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$12
Affiliates	1,730	920
Accrued distributions to Other Members	447	283
Other	151	344
Deposits due lessees	20	20
Non-recourse debt	1,685	2,098
Unearned operating lease income and/or advance payments	170	91
Total liabilities	4,203	3,768
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	34,927	24,745
Total Members’ capital	34,927	24,745
Total liabilities and Members’ capital	$39,130	$28,513

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS
ENDED JUNE 30, 2013 AND 2012
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Leasing and lending activities:
Operating leases	$1,001	$276	$1,830	$321
Direct financing leases	2	3	5	7
Interest on notes receivable	122	62	245	77
Gain on early termination of notes	10	—	10	—
Other	9	4	17	6
Total revenues	1,144	345	2,107	411
Expenses:
Depreciation of operating lease assets	858	251	1,561	287
Asset management fees to Managing Member	33	17	64	19
Acquisition expense	428	132	686	192
Cost reimbursements to Managing Member and/or affiliates	150	33	291	46
Amortization of initial direct costs	6	3	11	4
Interest expense	8	9	17	10
Professional fees	20	2	60	19
Outside services	16	15	30	16
Railcar maintenance	46	3	61	3
Bank charges	27	2	56	2
Other	29	22	57	28
Total operating expenses	1,621	489	2,894	626
Net loss	$(477)	$(144)	$(787)	$(215)
Net income (loss):
Managing Member	$82	$20	$150	$28
Other Members	(559)	(164)	(937)	(243)
	$(477)	$(144)	$(787)	$(215)
Net loss per Limited Liability Company Unit (Other Members)	$(0.12)	$(0.15)	$(0.23)	$(0.31)
Weighted average number of Units outstanding	4,510,077	1,104,963	4,118,119	774,562

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2013
(in thousands except units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2011	213,642	$1,060	$—	$1,060
Capital contributions	3,145,128	31,451	—	31,451
Less selling commissions to affiliates	—	(2,831)	—	(2,831)
Syndication costs	—	(2,461)	—	(2,461)
Distributions to Other Members ($0.90 per Unit)	—	(1,456)	—	(1,456)
Distributions to Managing Member	—	—	(118)	(118)
Net (loss) income	—	(1,018)	118	(900)
Balance December 31, 2012	3,358,770	24,745	—	24,745
Capital contributions	1,554,578	15,546	—	15,546
Rescissions of Units	(7,200)	(66)	—	(66)
Less selling commissions to affiliates	—	(1,392)	—	(1,392)
Syndication costs	—	(1,122)	—	(1,122)
Distributions to Other Members ($0.45 per Unit)	—	(1,847)	—	(1,847)
Distributions to Managing Member	—	—	(150)	(150)
Net (loss) income	—	(937)	150	(787)
Balance June 30, 2013 (Unaudited)	4,906,148	$34,927	$—	$34,927

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2013 AND 2012
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating activities:
Net loss	$(477)	$(144)	$(787)	$(215)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on early termination of notes	(10)	—	(10)	—
Depreciation of operating lease assets	858	251	1,561	287
Amortization of initial direct costs	6	3	11	4
Changes in operating assets and liabilities:
Accounts receivable	59	—	(10)	(9)
Prepaid expenses and other assets	3	(4)	8	(9)
Accounts payable, Managing Member	(29)	5	(28)	4
Accounts payable, other	(208)	(285)	15	36
Accrued liabilities, affiliates	79	226	(66)	(5)
Unearned fee income related to notes receivable	(4)	21	(10)	20
Unearned operating lease income and/or advance payments	128	38	79	4
Net cash provided by operating activities	405	111	763	117
Investing activities:
Purchases of equipment on operating leases	(3,035)	(4,807)	(5,783)	(5,517)
Purchases of equipment on direct financing leases	—	—	—	(125)
Proceeds from early termination of notes receivable	333	—	333	—
Payments of initial direct costs	(24)	(12)	(32)	(27)
Principal payments received on direct financing leases	9	7	18	19
Note receivable advances	(250)	(2,593)	(300)	(2,893)
Principal payments received on notes receivable	334	172	704	213
Net cash used in investing activities	(2,633)	(7,233)	(5,060)	(8,330)
Financing activities:
Borrowings under non-recourse debt	—	2,645	—	2,645
Repayments under non-recourse debt	(207)	(139)	(413)	(139)
Selling commissions to affiliates	(685)	(769)	(1,366)	(1,222)
Syndication costs paid to Managing Member and affiliates	(272)	(478)	(272)	(767)
Distributions to Other Members	(937)	(181)	(1,683)	(229)
Distributions to Managing Member	(75)	(14)	(136)	(18)
Capital contributions	7,873	8,779	15,546	13,769
Rescissions of Units	(66)	—	(66)	—
Net cash provided by financing activities	5,631	9,843	11,610	14,039
Net increase in cash and cash equivalents	3,403	2,721	7,313	5,826
Cash and cash equivalents at beginning of period	9,968	4,453	6,058	1,348
Cash and cash equivalents at end of period	$13,371	$7,174	$13,371	$7,174

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2013 AND 2012
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$8	$11	$17	$12
Cash paid during the period for taxes	$2	$2	$2	$2
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$447	$120	$447	$120
Distributions payable to Managing Member at period-end	$36	$10	$36	$10
Payables to Managing Member and affiliates at period-end (syndication costs)	$1,611	$1,291	$1,611	$1,291

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

As of June 30, 2013, cumulative contributions, net of recissions, totaling $49.1 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 4,906,148 Units were issued and outstanding. The Fund is actively raising capital and, as of July 31, 2013, has received cumulative contributions, net of rescissions, in the amount of $52.3 million (inclusive of the $500 initial Member’s capital investment).

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 6). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2013 and December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Per Unit data:

Net loss per Unit is based upon the weighted average number of Other Members Units outstanding since commencement of its operations.

Recent accounting pronouncements

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 9 to 42 months and bear interest at rates ranging from 11.29% to 26.22%. The notes are secured by the equipment financed. The notes mature from 2014 through 2016. There were neither impaired notes nor notes placed in non-accrual status as of June 30, 2013 and December 31, 2012.

As of June 30, 2013, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2013	$854
Year ending December 31, 2014	1,905
2015	953
2016	319
4,031
Less: portion representing unearned interest income	(546)
3,485
Unamortized initial direct costs	12
Notes receivable, net	$3,497

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
IDC amortization – notes receivable	$4	$2	$7	$2
IDC amortization – lease assets	2	1	4	2
Total	$6	$3	$11	$4

4. Allowance for credit losses:

There was neither an allowance for credit losses nor delinquent amounts due to the Company as of June 30, 2013 and December 31, 2012.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2013
Net investment in operating leases	$18,013	$5,575	$(1,561)	$22,027
Net investment in direct financing leases	88	—	(18)	70
Initial direct costs, net of accumulated amortization of $8 at June 30, 2013 and $4 at December 31, 2012	22	26	(4)	44
Total	$18,123	$5,601	$(1,583)	$22,141

Additions to net investment in operating lease assets are stated at cost. All of the Company’s leased property was acquired beginning in January 2012 through June 2013.

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets. As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2013 and 2012.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $858 thousand and $251 thousand for the respective three months ended June 30, 2013 and 2012, and was $1.6 million and $287 thousand for the respective six months ended June 30, 2013 and 2012.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance June 30, 2013
Manufacturing	$9,625	$1,504	$—	$11,129
Transportation, rail	8,675	720	—	9,395
Research	—	2,250	—	2,250
Materials handling	710	106	—	816
Computer	—	393	—	393
Agriculture	—	292	—	292
Construction	—	234	—	234
Cleaning & maintenance	51	—	—	51
Transportation	—	48	—	48
Other	—	28	—	28
	19,061	5,575	—	24,636
Less accumulated depreciation	(1,048)	(1,561)	—	(2,609)
Total	$18,013	$4,014	$—	$22,027

The average estimated residual value for assets on operating leases was 43% and 47% of the assets’ original cost at June 30, 2013 and December 31, 2012, respectively. There were no operating leases in non-accrual status as of June 30, 2013 and December 31, 2012.

Direct financing leases:

As of June 30, 2013 and December 31, 2012, investment in direct financing leases consists of research equipment. The components of the Company’s investment in direct financing leases as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013	December 31, 2012
Total minimum lease payments receivable	$77	$100
Estimated residual values of leased equipment (unguaranteed)	—	—
Investment in direct financing leases	77	100
Less unearned income	(7)	(12)
Net investment in direct financing leases	$70	$88

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

At June 30, 2013, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2013	$2,375	$23	$2,398
Year ending December 31, 2014	4,523	42	4,565
2015	3,659	12	3,671
2016	1,499	—	1,499
2017	890	—	890
2018	829	—	829
Thereafter	782	—	782
	$14,557	$77	$14,634

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the three and six months ended June 30, 2013 and 2012, the Managing Member and/or affiliates earned commissions and reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members' capital	$701	$790	$1,392	$1,239
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members' capital	514	662	1,122	1,287
Administrative costs reimbursed to Managing Member and/or affiliates	150	33	291	46
Asset management fees to Managing Member	33	17	64	19
Acquisition and initial direct costs paid to Managing Member	451	144	718	209
	$1,849	$1,646	$3,587	$2,800

7. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $1.2 million and $1.5 million for the respective three months ended June 30, 2013 and 2012, and $2.5 million for each of the six months ended June 30, 2013 and 2012.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of June 30, 2013, the Company had recorded $1.5 million of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

8. Non-recourse debt:

At June 30, 2013, non-recourse debt consists of a note payable to a financial institution. The note payments are due in monthly installments. Interest on the note is at a fixed rate of 1.78%. The note is secured by assignments of lease payments and pledges of assets. At June 30, 2013, gross operating lease rentals and future payments on direct financing leases totaled approximately $1.7 million over the remaining lease terms; and the carrying value of the pledged assets is $2.5 million. The note matures in 2015.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2013	$415	$13	$428
Year ending December 31, 2014	843	16	859
2015	427	2	429
	$1,685	$31	$1,716

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

As of June 30, 2013, borrowings under the facility were as follows (in thousands):

	June 30, 2013	December 31, 2012
Total available under the financing arrangement	$60,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	(10,209)	(5,490)
Total remaining available under the working capital, acquisition and warehouse facilities	$49,791	$54,510

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2013, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced.

As of June 30, 2013, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.50 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $34.9 million, 0.05 to 1, and 56.36 to 1, respectively,

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

as of June 30, 2013. As such, as of June 30, 2013, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. Since the effective date of its participation in the Credit Facility (May 25, 2012) through June 30, 2013, the Company has had no borrowings under the Credit Facility.

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

As of June 30, 2013, the investment program participants were ATEL 12, LLC, ATEL 14, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of June 30, 2013, borrowings of $7.8 million were outstanding under the Warehouse Facility. The Company’s maximum contingent obligation on the outstanding warehouse balances at June 30, 2013 was approximately $3.0 million. There were no borrowings under the Warehouse Facility as of December 31, 2012.

10. Commitments:

At June 30, 2013, there were commitments to purchase lease assets and to fund investments in notes receivable totaling approximately $4.4 million and $225 thousand, respectively. The amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

12. Members’ Capital:

A total of 4,906,148 Units and 3,358,770 Units were issued and outstanding as of June 30, 2013 and December 31, 2012, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss shall be allocated 92.5% to the Other Members and 7.5% to the Managing Member. In accordance with the terms of the Operating Agreement, an additional allocation of income was made to the Manager during the three and six months ended June 30, 2013 and 2012. The amount allocated was determined to bring the Manager’s ending capital account balance to zero at the end of the period.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. The Company commenced periodic distributions, based on cash flows from operations, during the first quarter of 2012.

Distributions to the Other Members for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Distributions declared	$1,010	$249	$1,847	$349
Weighted average number of Units outstanding	4,510,077	1,104,963	4,118,119	774,562
Weighted average distributions per Unit	$0.22	$0.23	$0.45	$0.45

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

At June 30, 2013 and December 31, 2012, the Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

The following table presents a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$13,371	$13,371	$—	$—	$13,371
Notes receivable, net	3,497	—	—	3,497	3,497
Investment in securities	32	—	—	32	32
Financial liabilities:
Non-recourse debt	1,685	—	—	1,680	1,680

	December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,058	$6,058	$—	$—	$6,058
Notes receivable, net	4,215	—	—	4,215	4,215
Investment in securities	32	—	—	32	32
Financial liabilities:
Non-recourse debt	2,098	—	—	2,091	2,091

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

As of June 30, 2013, cumulative contributions, net of recissions, totaling $49.1 million (inclusive of the $500 initial Member’s capital investment) have been received. As of such date, a total of 4,906,148 Units were issued and outstanding. The Fund is actively raising capital and, as of July 31, 2013, has received cumulative contributions, net of rescissions, in the amount of $52.3 million (inclusive of the $500 initial Member’s capital investment).

Results of Operations

The three months ended June 30, 2013 versus the three months ended June 30, 2012

The Company had net losses of $477 thousand and $144 thousand for the three months ended June 30, 2013 and 2012, respectively. Results for the second quarter of 2013 reflect increases in both total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2013 increased by $799 thousand, or 232%, as compared to the prior year period. The increase was largely due to the growth in operating lease revenues and interest income on notes receivable.

Operating lease revenues increased by $725 thousand largely due to revenue derived from an approximate $19.3 million of operating lease assets acquired since June 30, 2012. In addition, interest income on notes receivable increased by $60 thousand due to revenue derived from $1.7 million of loans funded since June 30, 2012.

Expenses

Total expenses for the second quarter of 2013 increased by $1.1 million, or 231%, as compared to the prior year period. Such increase is consistent with the growth in total revenues and was largely a result of increases in depreciation expense, acquisition expense, costs reimbursed to the Manager and railcar maintenance costs.

Depreciation expense increased by $607 thousand largely due to the addition of approximately $19.3 million of net equipment purchases for operating leases during the past twelve months. Acquisition expense increased by $296 thousand primarily as a result of the increase in acquisition activity since June 30, 2012. Moreover, costs reimbursed to the Manager increased by $117 thousand consistent with the Fund’s expanded operations; and, railcar maintenance costs increased by $43 thousand primarily due to the growth of the Fund’s portfolio.

The six months ended June 30, 2013 versus the six months ended June 30, 2012

The Company had net losses of $787 thousand and $215 thousand for the six months ended June 30, 2013 and 2012, respectively. Results for the first half of 2013 reflect increases in both total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first half of 2013 increased by $1.7 million, or 413%, as compared to the prior year period. The increase was largely due to the growth in operating lease revenues and interest income on notes receivable.

Operating lease revenues increased by $1.5 million primarily due to additional revenue from an approximate $19.3 million of operating lease assets acquired since June 30, 2012. In addition, interest income on notes receivable increased by $168 thousand due to additional revenue from $1.7 million of loans funded since June 30, 2012.

Expenses

Total expenses for the first half of 2013 increased by $2.3 million, or 362%, as compared to the prior year period. Such increase was attributable to increases in depreciation expense, acquisition expense, costs reimbursed to the Manager, railcar maintenance costs and bank charges.

Depreciation expense increased by $1.3 million largely due to the addition of approximately $19.3 million of net equipment purchases for operating leases during the past twelve months. Acquisition expense increased by $494 thousand primarily as a result of the increase in acquisition activity since June 30, 2012. Moreover, costs reimbursed to the Manager increased by $245 thousand as a result of an increase in costs allocated by the Manager consistent with the Fund’s expanded operations. Railcar maintenance costs increased by $58 thousand primarily due to the growth of the Fund’s railcar portfolio; and, bank charges increased by $54 thousand largely due to fees relative to a full six months participation in a joint credit facility with affiliated companies. The Fund commenced participation in May of 2012.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $13.4 million and $6.1 million at June 30, 2013 and December 31, 2012, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

If inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases and notes would not increase as such rates are generally fixed for the terms of the leases and notes without adjustment for inflation. In addition, if interest rates increase significantly under such circumstances, the rates that the Company can obtain on future lease or financing transactions will be expected to increase as the cost of capital is a significant factor in the pricing of leases and investments in notes receivable. Leases and notes already in place, for the most part, would not be affected by changes in interest rates.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net cash provided by (used in):
Operating activities	$405	$111	$763	$117
Investing activities	(2,633)	(7,233)	(5,060)	(8,330)
Financing activities	5,631	9,843	11,610	14,039
Net increase in cash and cash equivalents	$3,403	$2,721	$7,313	$5,826

The three months ended June 30, 2013 versus the three months ended June 30, 2012

During both the three months ended June 30, 2013 and 2012, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of June 30, 2013, capital contributions, net of rescissions, totaling $49.1 million (4,906,148 Units) have been received, of which $7.9 million and $8.8 million were received during the respective second quarters of 2013 and 2012. During the second quarter of 2012, additional liquidity was generated through borrowings totaling $2.6 million.

The Company is beginning to realize cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. During the current year period, the Company also realized $333 thousand of proceeds from the early termination of a note receivable.

During both three months ended June 30, 2013 and 2012, cash was primarily used to acquire lease assets and to fund investments in notes receivable. The Company acquired lease assets totaling $3.0 million and $4.8 million for the second quarters of 2013 and 2012, respectively, and funded investments in notes receivable totaling $250 thousand and $2.6 million during the same respective periods.

Cash was also used to pay distributions totaling $1.0 million and $195 thousand during the respective second quarters of 2013 and 2012; and, to pay commissions and/or syndication costs associated with the offering-totaling a combined $957 thousand and $1.2 million during the same respective periods. In addition, cash totaling $207 thousand and $139 thousand was used to pay down debt during the second quarters of 2013 and 2012, respectively.

The six months ended June 30, 2013 versus the six months ended June 30, 2012

During both the six months ended June 30, 2013 and 2012, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Capital contributions, net of rescissions, totaled $15.5 million and $13.8 million during the respective six months ended June 30, 2013 and 2012. During the first six months of 2012, additional liquidity was generated through borrowings totaling $2.6 million.

The Company is beginning to realize cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. During the current year period, the Company also realized $333 thousand of proceeds from the early termination of a note receivable.

During both six months ended June 30, 2013 and 2012, cash was primarily used to acquire lease assets and to fund investments in notes receivable. The Company acquired lease assets totaling $5.8 million and $5.5 million for the first six months 2013 and 2012, respectively, and funded investments in notes receivable totaling $300 thousand and $2.9 million during the same respective periods.

Cash was also used to pay distributions totaling $1.8 million and $247 thousand during the respective first six months of 2013 and 2012; and, to pay commissions and/or syndication costs associated with the offering-totaling a combined $1.6 million and $2.0 million during the same respective periods. In addition, cash totaling $413 thousand and $139 thousand was used to pay down debt during the first six months of 2013 and 2012, respectively.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of June 30, 2013. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of June 30, 2013, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of June 30, 2013, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.50 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $34.9 million, 0.05 to 1, and 56.36 to 1, respectively, as of June 30, 2013. As such, as of June 30, 2013, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

As previously discussed, the Fund became a party to the Credit Facility effective May 25, 2012. The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the four quarters of the Fund’s effective participation in the Credit Facility, ending June 30, 2013 (in thousands):

Net loss – GAAP basis	$(1,472)
Interest expense	36
Depreciation and amortization	2,327
Amortization of initial direct costs	18
Principal payments received on direct financing leases	36
Principal payments received on notes receivable	1,084
EBITDA (for Credit Facility financial covenant calculation only)	$2,029

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

Non-Recourse Long-Term Debt

As of June 30, 2013 and December 31, 2012, the Company had non-recourse long-term debt totaling $1.7 million and $2.1 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been consistently made through June 2013.

Cash distributions were made by the Fund to Unitholders of record as of May 31, 2013 and paid through June 30, 2013. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions-Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2013 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – May 2013	Jan – Jun 2013	1,683		—		1,683		0.44	3,849,620
		$2,856		$—		$2,856		$1.23
Source of distributions
Lease and loan payments and sales proceeds received		$2,856	100.00%	$—	0.00%	$2,856	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$2,856	100.00%	$—	0.00%	$2,856	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of The Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1 to November 30, 2012, and from December 1, 2012 to May 31, 2013, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2013, there were commitments to purchase lease assets and to fund investments in notes receivable totaling approximately $4.4 million and $225 thousand, respectively. The amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: October 28, 2011; File Number: 333-174418
(2)	Offering commenced: October 28, 2011
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of June 30, 2013 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	4,906,148	$49,061
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$726	$3,630	$4,356
Other syndication costs	—	2,906	2,906
Total expenses	$726	$6,536	$7,262
(8) Net offering proceeds to the issuer after total expenses in item 7 (in thousands):			$41,799
(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$52	$24,958	$25,010
Investment in notes receivable	26	5,134	5,160
Distributions paid	231	2,856	3,087
Other expenses	2,696	—	2,696
	$3,005	$32,948	$35,953
(10) Net offering proceeds to the issuer after total expenses in item 9 (in thousands):			$5,846

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

31.1        Certification of Dean L. Cash
31.2        Certification of Paritosh K. Choksi
32.1        Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2        Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS     XBRL Instance Document
101.SCH    XBRL Taxonomy Extension Schema Document
101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB   XBRL Taxonomy Extension Label Linkbase Document
101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2013

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