Form 10-Q
period 2013-09-30
ATEL 15, LLC
filed 2013-11-13
CIK 1519117

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2013

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

The number of Limited Liability Company Units outstanding as of October 31, 2013 was 6,620,971.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ATEL 15, LLC

BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$19,246	$6,058
Accounts receivable, net	55	64
Notes receivable, net of unearned interest income of $408 at September 30, 2013 and $760 at December 31, 2012	3,004	4,215
Investment in securities	32	32
Investments in equipment and leases, net of accumulated depreciation of $3,976 at September 30, 2013 and $1,048 at December 31, 2012	28,490	18,123
Prepaid expenses and other assets	67	21
Total assets	$50,894	$28,513
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$35	$12
Affiliates	1,679	920
Accrued distributions to Other Members	542	283
Other	287	344
Deposits due lessees	—	20
Non-recourse debt	6,019	2,098
Unearned operating lease income and/or advance payments	140	91
Total liabilities	8,702	3,768
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	42,192	24,745
Total Members’ capital	42,192	24,745
Total liabilities and Members’ capital	$50,894	$28,513

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2013 AND 2012
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Leasing and lending activities:
Operating leases	$1,496	$360	$3,326	$681
Direct financing leases	2	3	7	10
Interest on notes receivable	104	93	349	170
Gain on sales of lease assets and early termination of notes	15	—	25	—
Gain on sales or dispositions of securities	34	—	34	—
Interest income	1	—	1	—
Other	6	7	23	13
Total revenues	1,658	463	3,765	874
Expenses:
Depreciation of operating lease assets	1,370	316	2,931	603
Asset management fees to Managing Member	84	9	148	28
Acquisition expense	343	217	1,029	409
Cost reimbursements to Managing Member and/or affiliates	173	68	464	114
Amortization of initial direct costs	8	3	19	7
Interest expense	53	10	70	21
Professional fees	37	14	97	33
Outside services	13	5	43	21
Railcar maintenance	84	14	145	17
Bank charges	43	11	99	15
Other	56	17	113	42
Total operating expenses	2,264	684	5,158	1,310
Net loss	$(606)	$(221)	$(1,393)	$(436)
Net (loss) income:
Managing Member	$(1,792)	$37	$(1,642)	$65
Other Members	1,186	(258)	249	(501)
	$(606)	$(221)	$(1,393)	$(436)
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.22	$(0.13)	$0.05	$(0.42)
Weighted average number of Units outstanding	5,458,191	2,020,298	4,565,919	1,192,839

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2013

(in thousands except units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2011	213,642	$1,060	$—	$1,060
Capital contributions	3,145,128	31,451	—	31,451
Less selling commissions to affiliates	—	(2,831)	—	(2,831)
Syndication costs	—	(2,461)	—	(2,461)
Distributions to Other Members ($0.90 per Unit)	—	(1,456)	—	(1,456)
Distributions to Managing Member	—	—	(118)	(118)
Net (loss) income	—	(1,018)	118	(900)
Balance December 31, 2012	3,358,770	24,745	—	24,745
Capital contributions	2,640,812	26,408	—	26,408
Rescissions of Units	(7,200)	(68)	—	(68)
Repurchases of Units	(25,000)	(174)		(174)
Less selling commissions to affiliates	—	(2,370)	—	(2,370)
Syndication costs	—	(1,640)	—	(1,640)
Distributions to Other Members ($0.67 per Unit)	—	(3,067)	—	(3,067)
Distributions to Managing Member	—	—	(249)	(249)
Net (loss) income	—	(1,642)	249	(1,393)
Balance September 30, 2013 (Unaudited)	5,967,382	$42,192	$—	$42,192

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating activities:
Net loss	$(606)	$(221)	$(1,393)	$(436)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on early termination of notes	(15)	—	(25)	—
Depreciation of operating lease assets	1,370	316	2,931	603
Amortization of initial direct costs	8	3	19	7
Gain on sale of securities	(34)	—	(34)	—
Changes in operating assets and liabilities:
Accounts receivable	19	(11)	9	(20)
Prepaid expenses and other assets	(54)	(21)	(46)	(30)
Accounts payable, Managing Member	30	(22)	2	(18)
Accounts payable, other	136	40	151	76
Accrued liabilities, affiliates	58	(27)	(8)	(32)
Unearned fee income related to notes receivable	(6)	3	(16)	23
Unearned operating lease income and/or advance payments	(30)	(38)	49	(34)
Net cash provided by operating activities	876	22	1,639	139
Investing activities:
Purchases of equipment on operating leases	(7,726)	(5,308)	(13,509)	(10,825)
Purchases of equipment on direct financing leases	—	—	—	(125)
Proceeds from early termination of notes receivable	195	—	528	—
Proceeds from sales of lease assets	12	—	12	—
Proceeds from sale of securities	34	—	34	—
Payments of initial direct costs	(33)	(5)	(65)	(32)
Principal payments received on direct financing leases	9	9	27	28
Note receivable advances	—	—	(300)	(2,893)
Principal payments received on notes receivable	310	177	1,014	390
Net cash used in investing activities	(7,199)	(5,127)	(12,259)	(13,457)
Financing activities:
Borrowings under non-recourse debt	4,712	—	4,712	2,645
Repayments under non-recourse debt	(378)	(204)	(791)	(343)
Selling commissions to affiliates	(965)	(808)	(2,331)	(2,030)
Syndication costs paid to Managing Member and affiliates	(640)	(1,147)	(912)	(1,914)
Distributions to Other Members	(1,125)	(376)	(2,808)	(605)
Distributions to Managing Member	(92)	(31)	(228)	(49)
Capital contributions	10,862	8,814	26,408	22,583
Rescissions of Units	(2)	—	(68)	—
Repurchases of Units	(174)	—	(174)	—
Net cash provided by financing activities	12,198	6,248	23,808	20,287
Net increase in cash and cash equivalents	5,875	1,143	13,188	6,969
Cash and cash equivalents at beginning of period	13,371	7,174	6,058	1,348
Cash and cash equivalents at end of period	$19,246	$8,317	$19,246	$8,317

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$53	$20	$70	$32
Cash paid during the period for taxes	$—	$—	$2	$2
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$542	$199	$542	$199
Distributions payable to Managing Member at period-end	$44	$16	$44	$16
Payables to Managing Member and affiliates at period-end (syndication costs)	$1,502	$768	$1,502	$768

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

As of September 30, 2013, cumulative contributions of $60.0 million (inclusive of the $500 initial Member’s capital investment), representing 5,999,582 Units, have been received. Through the same date, a net total of $242 thousand of such contributions (representing 32,200 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. The offering was terminated on October 28, 2013 with a total of 6,645,971 Units subscribed, representing net contributions approximating $66.5 million.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Segment reporting:

The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The tables below summarize geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2013 and 2012 and long-lived tangible assets as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	Nine Months Ended September 30,
	2013	% of Total	2012	% of Total
Revenue
United States	$3,765	100%	$874	100%
United Kingdom	—	0%	—	0%
Total International	—	0%	—	0%
Total	$3,765	100%	$874	100%

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

	As of September 30,		As of December 31,
	2013	% of Total	2012	% of Total
Long-lived assets
United States	$28,474	100%	$18,123	100%
United Kingdom	16	0%	—	0%
Total International	16	0%	—	0%
Total	$28,490	100%	$18,123	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $32 thousand of purchased securities at both September 30, 2013 and December 31, 2012. There were no sales or dispositions of securities during the three- and nine-month periods ended September 30, 2013 and 2012.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2013 and December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount. The Company realized $34 thousand of gains from the net exercise of warrants during the three and nine months ended September 30, 2013. There were no net exercises of warrants during the three and nine months ended September 30, 2012.

Per Unit data:

Net loss per Unit is based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 9 to 42 months and bear interest at rates ranging from 11.29% to 26.22%. The notes are secured by the equipment financed. The notes mature from 2014 through 2016. There were neither impaired notes nor notes placed in non-accrual status as of September 30, 2013 and December 31, 2012.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of September 30, 2013, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2013	$400
Year ending December 31, 2014	1,812
2015	870
2016	319
3,401
Less: portion representing unearned interest income	(408)
2,993
Unamortized initial direct costs	11
Notes receivable, net	$3,004

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
IDC amortization – notes receivable	$3	$2	$10	$4
IDC amortization – lease assets	5	1	9	3
Total	$8	$3	$19	$7

4. Allowance for credit losses:

There was neither an allowance for credit losses nor delinquent amounts due to the Company as of September 30, 2013 and December 31, 2012.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2013
Net investment in operating leases	$18,013	$13,278	$(2,931)	$28,360
Net investment in direct financing leases	88	—	(27)	61
Initial direct costs, net of accumulated amortization of $12 at September 30, 2013 and $4 at December 31, 2012	22	56	(9)	69
Total	$18,123	$13,334	$(2,967)	$28,490

Additions to net investment in operating lease assets are stated at cost. All of the Company’s leased property was acquired beginning in January 2012 through September 2013.

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets. As a result of these reviews, management determined that no impairment losses existed during the three and nine months ended September 30, 2013 and 2012.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $1.4 million and $316 thousand for the respective three months ended September 30, 2013 and 2012, and was $2.9 million and $603 thousand for the respective nine months ended September 30, 2013 and 2012.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance September 30, 2013
Manufacturing	$9,625	$1,503	$—	$11,128
Transportation, rail	8,675	720	(26)	9,369
Food processing	—	5,200	—	5,200
Research	—	2,250	—	2,250
Construction	—	2,244	—	2,244
Materials handling	710	607	—	1,317
Computer	—	393	—	393
Agriculture	—	292	—	292
Cleaning & maintenance	51	—	—	51
Transportation	—	48	—	48
Other	—	44	—	44
	19,061	13,301	(26)	32,336
Less accumulated depreciation	(1,048)	(2,931)	3	(3,976)
Total	$18,013	$10,370	$(23)	$28,360

The average estimated residual value for assets on operating leases was 40% and 47% of the assets’ original cost at September 30, 2013 and December 31, 2012, respectively. There were no operating leases in non-accrual status as of September 30, 2013 and December 31, 2012.

Direct financing leases:

As of September 30, 2013 and December 31, 2012, investment in direct financing leases consists of research equipment. The components of the Company’s investment in direct financing leases as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013	December 31, 2012
Total minimum lease payments receivable	$66	$100
Estimated residual values of leased equipment (unguaranteed)	—	—
Investment in direct financing leases	66	100
Less unearned income	(5)	(12)
Net investment in direct financing leases	$61	$88

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

At September 30, 2013, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2013	$1,530	$12	$1,542
Year ending December 31, 2014	5,892	42	5,934
2015	5,028	12	5,040
2016	2,823	—	2,823
2017	1,204	—	1,204
2018	1,013	—	1,013
Thereafter	782	—	782
	$18,272	$66	$18,338

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the three and nine months ended September 30, 2013 and 2012, the Managing Member and/or affiliates earned commissions and reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members' capital	$978	$793	$2,370	$2,032
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members' capital	518	624	1,640	1,911
Administrative costs reimbursed to Managing Member and/or affiliates	173	68	464	114
Asset management fees to Managing Member	84	9	148	28
Acquisition and initial direct costs paid to Managing Member	376	222	1,094	431
	$2,129	$1,716	$5,716	$4,516

7. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $1.5 million and $1.4 million for the respective three months ended September 30, 2013 and 2012, and $4.0 million and $3.9 million for the respective nine months ended September 30, 2013 and 2012.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of September 30, 2013, the Company had recorded $1.4 million of syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

8. Non-recourse debt:

At September 30, 2013, non-recourse debt consists of notes payable to a financial institution. The note payments are due in monthly installments. Interest on the notes range from 1.78% to 3.66%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2013, gross operating lease rentals and future payments on direct financing leases totaled approximately $6.6 million over the remaining lease terms; and the carrying value of the pledged assets is $4.2 million. The notes mature from 2015 through 2020.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2013	$372	$46	$418
Year ending December 31, 2014	1,515	160	1,675
2015	1,123	122	1,245
2016	721	95	816
2017	747	69	816
2018	774	42	816
Thereafter	767	15	782
	$6,019	$549	$6,568

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

As of September 30, 2013 and December 31, 2012, borrowings under the facility were as follows (in thousands):

	September 30, 2013	December 31, 2012
Total available under the financing arrangement	$60,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(1,225)	(5,490)
Total remaining available under the working capital, acquisition and warehouse facilities	$58,775	$54,510

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2013, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

As of September 30, 2013, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.50 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $42.2 million, 0.14 to 1, and 41.58 to 1, respectively, as of September 30, 2013. As such, as of September 30, 2013, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. Since the effective date of its participation in the Credit Facility (May 25, 2012) through September 30, 2013, the Company has had no borrowings under the Credit Facility.

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

As of September 30, 2013, the investment program participants were ATEL 12, LLC, ATEL 14, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of September 30, 2013 and December 31, 2012.

10. Commitments:

At September 30, 2013, there were commitments to purchase lease assets and to fund investments in notes receivable totaling approximately $5.1 million and $1.3 million, respectively. The amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

12. Members’ Capital:

A total of 5,967,382 Units and 3,358,770 Units were issued and outstanding as of September 30, 2013 and December 31, 2012, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss shall be allocated 92.5% to the Other Members and 7.5% to the Managing Member. In accordance with the terms of the Operating Agreement, an additional allocation of income was made to the Manager during the three and nine months ended September 30, 2013 and 2012. The amount allocated was determined to bring the Manager’s ending capital account balance to zero at the end of the period.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. The Company commenced periodic distributions, based on cash flows from operations, during the first quarter of 2012.

Distributions to the Other Members for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Distributions declared	$1,220	$455	$3,067	$804
Weighted average number of Units outstanding	5,458,191	2,020,298	4,565,919	1,192,839
Weighted average distributions per Unit	$0.22	$0.23	$0.67	$0.67

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

At September 30, 2013 and December 31, 2012, the Company had no assets or liabilities that require measurement at fair value on a recurring or non-recurring basis.

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

Notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with credit risk or estimated collateral liquidation adjustments for impaired loans as deemed necessary.

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

The following table presents a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$19,246	$19,246	$—	$—	$19,246
Notes receivable, net	3,004	—	—	3,004	3,004
Investment in securities	32	—	—	32	32
Financial liabilities:
Non-recourse debt	6,019	—	—	6,019	6,019

	December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,058	$6,058	$—	$—	$6,058
Notes receivable, net	4,215	—	—	4,215	4,215
Investment in securities	32	—	—	32	32
Financial liabilities:
Non-recourse debt	2,098	—	—	2,091	2,091

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

As of September 30, 2013, cumulative contributions of $60.0 million (inclusive of the $500 initial Member’s capital investment), representing 5,999,582 Units, have been received. Through the same date, a net total of $242 thousand of such contributions (representing 32,200 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. The offering was terminated on October 28, 2013 with a total of 6,645,971 Units subscribed, representing net contributions approximating $66.5 million.

Results of Operations

The three months ended September 30, 2013 versus the three months ended September 30, 2012

The Company had net losses of $606 thousand and $221 thousand for the three months ended September 30, 2013 and 2012, respectively. Results for the third quarter of 2013 reflect increases in both total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2013 increased by $1.2 million, or 258%, as compared to the prior year period. The increase was largely due to the growth in operating lease revenues and a gain realized on the sale or disposition of securities.

Operating lease revenues increased by $1.1 million largely due to revenue derived from an approximate $21.7 million of operating lease assets acquired since September 30, 2012. In addition, the Company realized a $34 thousand gain on the net exercise of warrants during the current year quarter. There were no warrants exercised during the prior year quarter.

Expenses

Total expenses for the third quarter of 2013 increased by $1.6 million, or 231%, as compared to the prior year period. Such increase is consistent with the growth in total revenues and was largely a result of increases in depreciation expense, acquisition expense, costs reimbursed to the Manager, asset management fees to the Manager and railcar maintenance costs.

Depreciation expense increased by $1.1 million largely due to the addition of approximately $21.7 million of net equipment purchases for operating leases during the past twelve months. Acquisition expense increased by $126 thousand primarily as a result of higher costs related to identifying potential lease and funding transactions acquisition activity since September 30, 2012; and, costs reimbursed to the Manager increased by $105 thousand as a result of an increase in costs allocated by the Manager consistent with the Fund’s expanded operations.

Moreover, asset management fees paid to the manager increased by $75 thousand due to the increase in managed assets and related rents; and, railcar maintenance costs increased by $70 thousand primarily due to the growth of the Fund’s railcar portfolio.

The nine months ended September 30, 2013 versus the nine months ended September 30, 2012

The Company had net losses of $1.4 million and $436 thousand for the nine months ended September 30, 2013 and 2012, respectively. Results for the first nine months of 2013 reflect increases in both total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2013 increased by $2.9 million, or 331%, as compared to the prior year period. The increase was largely due to the growth in operating lease revenues, higher interest income on notes receivable, and a gain realized on the sale or disposition of securities.

Operating lease revenues increased by $2.6 million primarily due to additional revenue from an approximate $21.7 million of operating lease assets acquired since September 30, 2012. Interest on notes receivable increased by $179 thousand due to additional revenue from $1.7 million of loans funded since September 30, 2012. In addition, the Company realized a $34 thousand gain on the net exercise of warrants during the current year period. There were no warrants exercised during the prior year period.

Expenses

Total expenses for the first nine months of 2013 increased by $3.8 million, or 294%, as compared to the prior year period. Such increase was attributable to increases in depreciation expense, acquisition expense, costs reimbursed to the Manager, railcar maintenance costs and asset management fees to the Manager.

Depreciation expense increased by $2.3 million largely due to the addition of approximately $21.7 million of net equipment purchases for operating leases during the past twelve months. Acquisition expense increased by $620 thousand primarily due to higher costs related to identifying potential lease and funding transactions; and, costs reimbursed to the Manager increased by $350 thousand as a result of an increase in costs allocated by the Manager consistent with the Fund’s expanded operations.

Moreover, railcar maintenance costs increased by $128 thousand largely due to the growth of the Fund’s railcar portfolio; and asset management fees paid to the Manager increased $120 thousand primarily due to the increase in managed assets and related rents.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $19.2 million and $6.1 million at September 30, 2013 and December 31, 2012, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net cash provided by (used in):
Operating activities	$876	$22	$1,639	$139
Investing activities	(7,199)	(5,127)	(12,259)	(13,457)
Financing activities	12,198	6,248	23,808	20,287
Net increase in cash and cash equivalents	$5,875	$1,143	$13,188	$6,969

The three months ended September 30, 2013 versus the three months ended September 30, 2012

During both the three months ended September 30, 2013 and 2012, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of September 30, 2013, net capital contributions totaling $59.9 million have been received, of which $10.9 million and $8.8 million were received during the respective third quarters of 2013 and 2012. During the third quarter of 2013, additional liquidity was generated through borrowings totaling $4.7 million. The Fund had no borrowings during the third quarter of 2012.

In addition, the Company is beginning to realize cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. During the current year period, the Company also realized $195 thousand of proceeds from the early termination of certain notes receivable.

During the same comparative periods, cash was primarily used to acquire lease assets — totaling $7.7 million and $5.3 million, respectively. Cash was also used to pay commissions and/or syndication costs associated with the offering — totaling a combined $1.6 million and $2.0 million during the respective third quarters of 2013 and 2012; and, to pay distributions totaling $1.2 million and $407 thousand during the same respective periods. In addition, cash totaling $378 thousand and $204 thousand was used to pay down debt during the third quarters of 2013 and 2012, respectively.

The nine months ended September 30, 2013 versus the nine months ended September 30, 2012

During both the nine months ended September 30, 2013 and 2012, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Net capital contributions totaled $26.3 million and $22.6 million during the respective nine months ended September 30, 2013 and 2012. During the first nine months of 2013 and 2012, additional liquidity was generated through borrowings totaling $4.7 million and $2.6 million, respectively.

In addition, the Company is beginning to realize cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. During the current year period, the Company also realized $528 thousand of proceeds from the early termination of certain notes receivable.

During the same comparative periods, cash was primarily used to acquire lease assets and to fund investments in notes receivable. The Company acquired lease assets totaling $13.5 million and $10.8 million for the first nine months 2013 and 2012, respectively, and funded investments in notes receivable totaling $300 thousand and $2.9 million during the same respective periods.

Cash was also used to pay commissions and/or syndication costs associated with the offering — totaling a combined $3.2 million and $3.9 million during the respective first nine months of 2013 and 2012; and, to pay distributions totaling $3.0 million and $654 thousand during the same respective periods. In addition, cash totaling $791 thousand and $343 thousand was used to pay down debt during the first nine months of 2013 and 2012, respectively.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2013. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of September 30, 2013, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $42.2 million, 0.14 to 1, and 41.58 to 1, respectively, as of September 30, 2013. As such, as of September 30, 2013, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

As previously discussed, the Fund became a party to the Credit Facility effective May 25, 2012. The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the four quarters of the Fund’s effective participation in the Credit Facility, ending September 30, 2013 (in thousands):

Net loss – GAAP basis	$(1,857)
Interest expense	69
Depreciation and amortization	3,381
Amortization of initial direct costs	23
Principal payments received on direct financing leases	36
Principal payments received on notes receivable	1,217
EBITDA (for Credit Facility financial covenant calculation only)	$2,869

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

Non-Recourse Long-Term Debt

As of September 30, 2013 and December 31, 2012, the Company had non-recourse long-term debt totaling $6.0 million and $2.1 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been consistently made through September 2013.

Cash distributions were made by the Fund to Unitholders of record as of August 31, 2013 and paid through September 30, 2013. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2013 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Aug 2013	Jan – Sep 2013	2,809		—		2,809		0.66	4,258,058
		$3,982		$—		$3,982		$1.45
Source of distributions
Lease and loan payments and sales proceeds received		$3,982	100.00%	$—	0.00%	$3,982	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$3,982	100.00%	$—	0.00%	$3,982	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of The Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1 to November 30, 2012, and from December 1, 2012 to August 31, 2013, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2013, there were commitments to purchase lease assets and to fund investments in notes receivable totaling approximately $5.1 million and $1.3 million, respectively. The amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Managing Member. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Managing Member’s financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to §229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: October 28, 2011; File Number: 333-174418
(2)	Offering commenced: October 28, 2011
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of September 30, 2013 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	5,967,382	$59,924
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$887	$4,434	$5,321
Other syndication costs	—	3,546	3,546
Total expenses	$887	$7,980	$8,867
(8) Net offering proceeds to the issuer after total expenses in item 7 (in thousands):			$51,057
(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and
	to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$82	$32,684	$32,766
Investment in notes receivable	29	5,134	5,163
Distributions paid	323	3,982	4,305
Repurchase of Units	—	174	174
Other expenses	3,617	—	3,617
	$4,051	$41,974	$46,025
(10) Net offering proceeds to the issuer after total expenses in item 9 (in thousands):			$5,032

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

Date: November 13, 2013

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