Form 10-K
period 2013-12-31
ATEL 15, LLC
filed 2014-03-17
CIK 1519117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2014 was 6,620,971.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. BUSINESS

General Development of Business

ATEL 15, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on March 4, 2011 for the purpose of raising capital and originating equipment financing transactions and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member” or the “Manager”), a Nevada limited liability corporation. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group. The Fund may continue until terminated as provided in the ATEL 15, LLC Amended and Restated Limited Liability Company Operating Agreement dated October 28, 2011 (the “Operating Agreement”). Contributions in the amount of $500 were received as of May 3, 2011, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member. The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of October 28, 2011.

As of December 21, 2011, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2012. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to not less than $7.5 million. Total contributions to the Fund exceeded $7.5 million on April 4, 2012, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 28, 2013.

Through December 31, 2013, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $242 thousand of such contributions (representing 32,200 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of December 31, 2013, 6,620,971 Units were issued and outstanding.

The Fund, or Managing Member on behalf of the Fund, has incurred costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be borne by the Fund is limited by certain provisions of the Operating Agreement.

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

Pursuant to the terms of the Operating Agreement, AFS and its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 7 to the financial statements included in Item 8 of this report). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. In January 2012, the Fund made its first investment in a long-term operating lease. Through December 31, 2013, the Company had purchased equipment with a total acquisition price of $55.2 million and financed equipment under a direct financing lease totaling $125 thousand. In addition, the Company had also funded investments in notes receivable totaling $7.4 million through December 31, 2013.

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

During 2013 and 2012, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2013	2012
IBM Corporation	Manufacturing	16%	44%
GE Aviation	Manufacturing	14%	*
The Kansas City Southern Railway Company	Transportation, rail	10%	*
Cummins, Inc.	Material handling	*	11%
Sabic Innovative Plastics US LLC	Transportation, rail	*	11%
*	Less than 10%

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2013 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Marine	$19,410	35.09%
Manufacturing	11,328	20.48%
Transportation, rail	11,144	20.15%
Food processing	5,200	9.40%
Material handling	2,520	4.56%
Research	574	1.04%
Construction	2,244	4.06%
Agriculture	2,250	4.07%
Computers	393	0.71%
Other	251	0.44%
	$55,314	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Oil/Gas field services	$20,859	37.71%
Manufacturing	10,507	19.00%
Food & kindred products	5,200	9.40%
Transportation, rail	4,220	7.63%
Business services	3,491	6.31%
Wholesale nondurables	3,238	5.85%
Lumber/wood	1,787	3.23%
Wholesale plastics	1,738	3.14%
Transportation	1,203	2.17%
Non-metallic materials	877	1.59%
Chemical/allied products	720	1.30%
Industrial machinery	710	1.28%
Other	764	1.39%
	$55,314	100.00%

From inception through December 31, 2013, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Transportation, rail	$223	$170	$17
	$223	$170	$17

For further information regarding the Company’s equipment lease portfolio as of December 31, 2013, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Note Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2013 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Manufacturing	$1,684	22.67%
Computers	1,500	20.20%
Furniture & fixtures	700	9.43%
Chemical processing	300	4.04%
Vending equipment	250	3.37%
Research	250	3.37%
Food processing	193	2.60%
Other	2,550	34.32%
	$7,427	100.00%

Industry of Lessee	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Manufacturing	$3,450	46.45%
Engineering/Management services	2,000	26.93%
Electronics	984	13.25%
Computer engines	300	4.04%
Telecomunications	250	3.37%
Refuse system	250	3.37%
Food processing	193	2.59%
	$7,427	100.00%

From inception to December 31, 2013, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computers	$500	$335	$247
Vending equipment	250	213	88
	$750	$548	$335

For further information regarding the Company’s notes receivable as of December 31, 2013, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2013, a total of 1,777 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of December 31, 2013. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

The estimated values for non-interest bearing items such as any current assets and liabilities, as well as for any investment in securities, were assumed to equal their respective reported balances, which management believes approximate their respective fair values, as adjusted for impairment. The same was applied to loans incurred under the acquisition facility since they bear variable rates of interest.

A discounted cash flow approach was used to estimate the values of notes receivable, investments in leases and non-recourse and long-term debt. Under such approach, the value of a financial instrument was estimated by calculating the present value of the instrument’s expected cash flows. The present value was determined by discounting the cash flows the instrument is expected to generate by discount rates as deemed appropriate by the Manager. In most cases, the discount rates used were based on U.S. Treasury yields reported as of the reporting date, plus a spread to account for the credit risk difference between the instrument being valued and Treasury securities. The valuation of the Company’s warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s).

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2013 valuation date. As of December 31, 2013, the value of the Company’s assets, calculated on this basis, was approximately $10.00 per Unit.

The aforementioned valuation was performed solely for the purpose of providing an estimated liquidation value per Unit for those Unitholders who seek valuation information. It is important to note again that there is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. The Company will liquidate its assets in the ordinary course of its business and investment cycle. Furthermore, there can be no assurance as to when the Company will be fully liquidated, the amount the Company may actually receive if and when it seeks to liquidate its assets, the amount of lease payments and equipment disposition proceeds the Company will actually receive over the remaining term of the Company, or the amounts that may actually be received in distributions by Unitholders over the course of the Company’s remaining term.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through December 2013. The rate for monthly distributions from 2013 operations was $0.075 per Unit for the period from January through December 2013. Likewise, the rate for monthly distributions from 2012 operations was $0.075 per Unit for the period from January through December 2012. The rate for each of the quarterly distributions paid in 2013 and 2012 was $0.225 per Unit.

Cash distributions were made by the Fund to Unitholders of record as of November 30, 2013 and paid through December 31, 2013. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2013 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011
(Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
		$5,364		$—		$5,364		$1.67
Source of distributions
Lease and loan payments and sales proceeds received		$5,364	100.00%	$—	0.00%	$5,364	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$5,364	100.00%	$—	0.00%	$5,364	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, and December 1, 2012 to November 30, 2013, respectively.

Use of Proceeds from Registered Securities

Information provided pursuant to §229.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: October 28, 2011; File Number: 333-174418
(2)	Offering commenced: October 28, 2011
(3)	The offering did not terminate before any securities were sold.
(4)	The managing underwriter is ATEL Securities Corporation.
(5)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(6)	Aggregate amount and offering price of securities registered and sold as of December 31, 2013 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	6,645,971	$66,460
(7)	Costs incurred for the issuers’ account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$983	$4,918	$5,901
Other syndication costs	—	3,988	3,988
Total expenses	$983	$8,906	$9,889
(8)	Net offering proceeds to the issuer after total expenses in item 7 (in thousands): $ 56,571
(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

	Direct or indirect payments to directors, officers, Managing Members of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$112	$38,525	$38,637
Investment in notes receivable	29	7,427	7,456
Distributions paid	435	5,364	5,799
Repurchases of Units	—	174	174
Other expenses	4,505	—	4,505
	$5,081	$51,490	$56,571
(10)	Net offering proceeds to the issuer after total expenses in item 9 (in thousands): $ —
Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ATEL 15, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on March 4, 2011 for the purpose of raising capital and originating equipment financing transactions and acquiring equipment to engage in equipment leasing and sales activities. The offering of the Fund was granted effectiveness by the Securities and Exchange Commission as of October 28, 2011.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 21, 2011, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2012. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to not less than $7.5 million. Total contributions to the Fund exceeded $7.5 million on April 4, 2012, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 28, 2013.

Through December 31, 2013, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $242 thousand of such contributions (representing 32,200 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of December 31, 2013, 6,620,971 Units were issued and outstanding.

Results of Operations

As of December 31, 2013 and 2012, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2013	2012
Oil/Gas extraction	31%	*
Manufacturing	22%	32%
Transportation, rail	*	22%
Business services	*	18%
*	Less than 10%

As previously mentioned, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10% or more) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, during 2013 and 2012 as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2013	2012
IBM Corporation	Manufacturing	16%	44%
GE Aviation	Manufacturing	14%	*
The Kansas City Southern Railway Company	Transportation, rail	10%	*
Cummins, Inc.	Material handling	*	11%
Sabic Innovative Plastics US LLC	Transportation, rail	*	11%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are from 27 to 106 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s leased property was acquired in the years 2012 through 2013. The utilization percentage of existing assets under lease was 100% as of December 31, 2013 and 2012, respectively.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2013 and 2012, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2013 versus 2012

The Company had net losses of $1.2 million and $900 thousand for the years ended December 31, 2013 and 2012, respectively. Results at December 31, 2013 reflect increases in both total operating expenses and total revenues when compared to the prior year results.

Revenues

Total revenues for 2013 increased by $4.9 million, or 334%, as compared to prior year. The increase was largely due to the growth in operating lease revenues, unrealized gain on fair valuation of warrants, and interest income on notes receivable.

Operating lease revenues increased by $3.8 million primarily due to additional revenue from an approximate $36.1 million of operating lease assets acquired since December 31, 2012; while unrealized gain on fair valuation of warrants increased by $784 thousand due to the addition of warrants of one portfolio company. Moreover, interest on notes receivable increased by $178 thousand due to additional revenue from $2.6 million of loans funded since December 31, 2012.

Expenses

Total expenses for 2013 increased by $5.2 million, or 220%, as compared to prior year. Such increase was attributable to increases in depreciation expense, acquisition expense, costs reimbursed to the Manager, asset management fees to the Manager and railcar maintenance costs.

The increase in depreciation expense totaled $3.3 million and was largely due to the addition of approximately $36.1 million of net equipment purchases for operating leases since December 31, 2012. Acquisition expense increased by $662 thousand primarily due to higher costs related to identifying potential lease and funding transactions; and, costs reimbursed to the Manager increased by $475 thousand as a result of an increase in costs allocated by the Manager consistent with the Fund’s expanded operations and increased asset base.

In addition, asset management fees to the manager increased by $211 thousand due to the increase in managed assets and related rents; and, railcar maintenance costs increased by $123 thousand largely due to the growth of the Fund’s railcar portfolio.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $12.7 million and $6.1 million at December 31, 2013 and December 31, 2012, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2013	2012
Net cash provided by (used in):
Operating activities	$2,125	$523
Investing activities	(36,894)	(22,767)
Financing activities	41,460	26,954
Net increase in cash and cash equivalents	$6,691	$4,710

2013 versus 2012

During both 2013 and 2012, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. Net capital contributions totaled $32.7 million and $31.5 million during the respective years ended December 31, 2013 and 2012. During the same respective years, additional liquidity was generated through borrowings totaling $18.7 million and $2.6 million.

In addition, the Company is beginning to realize cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. The Company also realized $540 thousand and $158 thousand of proceeds from sales of lease assets and early termination of certain notes receivable during the respective years ended December 31, 2013 and 2012.

During the same respective years, cash was primarily used to acquire lease assets and to fund investments in notes receivable. The Company acquired lease assets totaling $36.1 million and $19.2 million for the years ended December 31, 2013 and 2012, respectively, and funded investments in notes receivable totaling $2.6 million and $4.3 million during the same respective years.

Cash was also used to pay commissions and/or syndication costs associated with the offering — totaling a combined $4.3 million and $5.3 million during the respective years of 2013 and 2012; and, to pay distributions totaling $4.5 million and $1.3 million. In addition, cash totaling $1.2 million and $547 thousand was used to pay down debt during the same respective years.

Revolving credit facility

Effective May 25, 2012, the Company participated with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions. The Credit Facility was for an amount up to $60 million and set to expire in June 2014. During January 2014, the line was increased to $75 million and expiration extended to June 2015.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of December 31, 2013. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of December 31, 2013, the material financial covenants are summarized as follows:

Minimum Tangible Net Worth: $10.0 million
Leverage Ratio (leverage to Tangible Net Worth): Not to exceed 1.25 to 1
Collateral Value: Collateral value under the Warehouse Facility must be no less than the outstanding borrowings under that facility
EBITDA to Interest Ratio: Not to be less than 2 to 1 for the four fiscal quarters just ended

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $47.7 million, 0.41 to 1, and 30.22 to 1, respectively, as of December 31, 2013. As such, as of December 31, 2013, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

As previously discussed, the Fund became a party to the Credit Facility effective May 25, 2012. The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the three quarters of the Fund’s effective participation in the Credit Facility, ending December 31, 2013 (in thousands):

Net loss – GAAP basis	$(1,225)
Interest expense	127
Depreciation and amortization	4,335
Amortization of initial direct costs	27
Unrealized gain on fair valuation of warrants	(784)
Principal payments received on direct financing leases	37
Principal payments received on notes receivable	1,321
EBITDA (for Credit Facility financial covenant calculation only)	$3,838

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

Non-Recourse Long-Term Debt

As of December 31, 2013 and 2012, the Company had non-recourse long-term debt totaling $17.6 million and $2.1 million, respectively. Such non-recourse notes payable does not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. For detailed information on the Company’s debt obligations, see Notes 9 and 10 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Long-Term Debt

As of December 31, 2013, the Company had long-term debt totaling $2.1 million. There was no such long-term debt as of December 31, 2012. The debt was utilized to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC (see Note 8 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data ). The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

Distributions

The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through December 31, 2013. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2013, there were commitments to fund investments in notes receivable and purchase lease assets totaling approximately $5.9 million and $2.2 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Allowances for losses on notes receivable are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 16 through 35.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 15, LLC

We have audited the accompanying balance sheets of ATEL 15, LLC (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in members’ capital, and cash flows for the year ended December 31, 2013 and 2012. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 15, LLC as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California March 14, 2014

ATEL 15, LLC

BALANCE SHEETS

DECEMBER 31, 2013 AND 2012
(In Thousands)

	2013	2012
ASSETS
Cash and cash equivalents	$12,749	$6,058
Accounts receivable, net	240	64
Notes receivable, net of unearned interest income of $790 at December 31, 2013 and $760 at December 31, 2012	4,970	4,215
Investment in securities	32	32
Fair value of warrants	784	—
Investments in equipment and leases, net of accumulated depreciation of $5,381 at December 31, 2013 and $1,048 at December 31, 2012	49,731	18,123
Prepaid expenses and other assets	38	21
Total assets	$68,544	$28,513
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$77	$12
Affiliates	126	920
Accrued distributions to Other Members	620	283
Other	94	344
Deposits due lessees	—	20
Non-recourse debt	17,584	2,098
Long-term debt	2,068	—
Unearned operating lease income and/or advance payments	258	91
Total liabilities	20,827	3,768
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	47,717	24,745
Total Members’ capital	47,717	24,745
Total liabilities and Members’ capital	$68,544	$28,513

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(In Thousands Except for Units and Per Unit Data)

	2013	2012
Revenues:
Leasing and lending activities:
Operating leases	$4,996	$1,194
Direct financing leases	8	13
Interest on notes receivable	444	266
Gain (loss) on sales of lease assets and early termination of notes	25	(34)
Gain on sales or dispositions of securities	35	—
Unrealized gain on fair valuation of warrants	784	—
Other	43	20
Total revenues	6,335	1,459
Expenses:
Depreciation of operating lease assets	4,335	1,053
Asset management fees to Managing Member	256	45
Acquisition expense	1,449	787
Cost reimbursements to Managing Member and/or affiliates	699	224
Amortization of initial direct costs	27	11
Interest expense	127	31
Professional fees	123	29
Outside services	59	36
Railcar maintenance	162	39
Bank charges	143	30
Other	180	74
Total operating expenses	7,560	2,359
Net loss	$(1,225)	$(900)
Net income (loss):
Managing Member	$367	$118
Other Members	(1,592)	(1,018)
	$(1,225)	$(900)
Net loss per Limited Liability Company Unit (Other Members)	$(0.32)	$(0.63)
Weighted average number of Units outstanding	5,050,609	1,621,716

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2011	213,642	$1,060	$—	$1,060
Capital contributions	3,145,128	31,451	—	31,451
Less selling commissions to affiliates	—	(2,831)	—	(2,831)
Syndication costs	—	(2,461)	—	(2,461)
Distributions to Other Members ($0.90 per Unit)	—	(1,456)	—	(1,456)
Distributions to Managing Member	—	—	(118)	(118)
Net (loss) income	—	(1,018)	118	(900)
Balance December 31, 2012	3,358,770	24,745	—	24,745
Capital contributions	3,294,401	32,944	—	32,944
Rescissions of Units	(7,200)	(68)	—	(68)
Repurchases of Units	(25,000)	(174)	—	(174)
Less selling commissions to affiliates	—	(2,958)	—	(2,958)
Syndication costs	—	(652)	—	(652)
Distributions to Other Members ($0.90 per Unit)	—	(4,528)	—	(4,528)
Distributions to Managing Member	—	—	(367)	(367)
Net (loss) income	—	(1,592)	367	(1,225)
Balance December 31, 2013	6,620,971	$47,717	$—	$47,717

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(In Thousands Except for Units and Per Unit Data)

	2013	2012
Operating activities:
Net loss	$(1,225)	$(900)
Adjustment to reconcile net loss to cash provided by operating activities:
(Gain) loss on sales of lease assets and early termination of notes	(25)	34
Depreciation of operating lease assets	4,335	1,053
Amortization of initial direct costs	27	11
Gain on sale of securities	(35)	—
Unrealized gain on fair valuation of warrants	(784)	—
Changes in operating assets and liabilities:
Accounts receivable	(176)	(63)
Prepaid expenses and other assets	(17)	(21)
Accounts payable, Managing Member	38	(11)
Accounts payable, other	(42)	135
Accrued liabilities, affiliates	(139)	174
Deposits due lessees	—	20
Unearned fee income related to notes receivable	1	34
Unearned operating lease income and/or advance payments	167	57
Net cash provided by operating activities	2,125	523
Investing activities:
Purchases of equipment on operating leases	(36,139)	(19,050)
Purchases of equipment on direct financing leases	—	(125)
Proceeds from sales of lease assets and early termination of notes	540	158
Proceeds from sale of securities	35	—
Payments of initial direct costs	(95)	(46)
Principal payments received on direct financing leases	37	37
Note receivable advances	(2,593)	(4,334)
Principal payments received on notes receivable	1,321	593
Net cash used in investing activities	(36,894)	(22,767)
Financing activities:
Borrowings under non-recourse debt	16,649	2,645
Repayments under non-recourse debt	(1,163)	(547)
Borrowings under long-term debt	2,068	—
Selling commissions to affiliates	(2,911)	(2,796)
Syndication costs paid to Managing Member and affiliates	(1,354)	(2,531)
Distributions to Other Members	(4,191)	(1,173)
Distributions to Managing Member	(340)	(95)
Capital contributions	32,944	31,451
Rescissions of Units	(68)	—
Repurchases of Units	(174)	—
Net cash provided by financing activities	41,460	26,954
Net increase in cash and cash equivalents	6,691	4,710
Cash and cash equivalents at beginning of year	6,058	1,348
Cash and cash equivalents at end of year	$12,749	$6,058
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$117	$31
Cash paid during the year for taxes	$2	$2
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$620	$283
Distributions payable to Managing Member at year-end	$50	$23
Payables to Managing Member and affiliates at year-end (syndication costs)	$—	$735
Purchases of equipment on operating leases, included in accounts payable, other	$—	$208

See accompanying notes.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL 15, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on March 4, 2011 for the purpose of raising capital and originating equipment financing transactions and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member” or the “Manager”), a Nevada limited liability corporation. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group. The Fund may continue until terminated as provided in the ATEL 15, LLC Amended and Restated Limited Liability Company Operating Agreement dated October 28, 2011 (the “Operating Agreement”). Contributions in the amount of $500 were received as of May 3, 2011, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member. The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of October 28, 2011.

As of December 21, 2011, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2012. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to not less than $7.5 million. Total contributions to the Fund exceeded $7.5 million on April 4, 2012, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 28, 2013.

Through December 31, 2013, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $242 thousand of such contributions (representing 32,200 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of December 31, 2013, 6,620,971 Units were issued and outstanding.

The Fund, or Managing Member on behalf of the Fund, has incurred costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be borne by the Fund is limited by certain provisions of the Operating Agreement.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 7). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2013 and 2012, and the related statements of operations, changes in members’ capital and cash flows for the years ended December 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Allowances for losses on notes receivable are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

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

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $32 thousand of purchased securities at both December 31, 2013 and 2012. There were no sales or dispositions of securities during the years ended December 31, 2013 and 2012.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2013, the Company’s portfolio of warrants had an estimated fair value of $784 thousand. At December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount. The Company realized $35 thousand of gains from the net exercise of warrants during 2013. There were no net exercises of warrants during 2012.

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

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the year ended December 31, 2013 and 2012, the related provision for state income taxes was $1 thousand and $21 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2013 and 2012 as follows (in thousands):

	2013	2012
Financial statement basis of net assets	$47,717	$24,745
Tax basis of net assets (unaudited)	52,902	30,431
Difference	$(5,185)	$(5,686)

The primary difference between the tax bases of net assets and the amounts recorded in the financial statements is the result of the difference in accounting for syndication costs used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Net loss per financial statements	$(1,225)	$(900)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(3,904)	(1,161)
Adjustments to revenues	206	166
Adjustments to gain on sales of assets	2	(6)
Other	(784)	20
Loss per federal tax return (unaudited)	$(5,705)	$(1,881)

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

As of December 31, 2013, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2013	2012
Oil/Gas extraction	31%	*
Manufacturing	22%	32%
Transportation, rail	*	22%
Business services	*	18%
*	Less than 10%

During 2013 and 2012, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2013	2012
IBM Corporation	Manufacturing	16%	44%
GE Aviation	Manufacturing	14%	*
The Kansas City Southern Railway Company	Transportation, rail	10%	*
Cummins, Inc.	Material handling	*	11%
Sabic Innovative Plastics US LLC	Transportation, rail	*	11%
*	Less than 10%

4. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 9 to 42 months and bear interest at rates ranging from 11.29% to 26.22% per annum. The notes are secured by the equipment financed. The notes mature from 2014 through 2017. There were neither impaired notes nor notes placed in non-accrual status as of December 31, 2013 and 2012.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

As of December 31, 2013, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2014	$2,677
2015	1,707
2016	1,110
2017	257
5,751
Less: portion representing unearned interest income	(790)
4,961
Unamortized initial direct costs	9
Notes receivable, net	$4,970

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
IDC amortization – notes receivable	$13	$7
IDC amortization – lease assets	14	4
Total	$27	$11

5. Allowance for credit losses:

There was neither an allowance for credit losses nor delinquent amounts due to the Company as of December 31, 2013 and 2012.

6. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2013
Net investment in operating leases	$18,013	$35,908	$(4,335)	$49,586
Net investment in direct financing leases	88	—	(37)	51
Initial direct costs, net of accumulated amortization of $18 at December 31, 2013 and $4 at December 31, 2012	22	86	(14)	94
Total	$18,123	$35,994	$(4,386)	$49,731

Additions to net investment in operating lease assets are stated at cost. IDC amortization expense related to operating leases and direct financing leases totaled $14 thousand and $4 thousand for the years ended December 31, 2013 and 2012, respectively (See Note 4).

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets. As a result of these reviews, management determined that no impairment losses existed during the years ended December 31, 2013 and 2012.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $4.3 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively.

All of the Company’s leased property was acquired beginning in January 2012 through December 2013.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications or Dispositions	Balance December 31, 2013
Marine vessel	$—	$19,410	$—	$19,410
Manufacturing	9,625	1,702	—	11,327
Transportation, rail	8,675	2,272	(26)	10,921
Food processing	—	5,200	—	5,200
Materials handling	710	1,810	—	2,520
Research	—	2,250	—	2,250
Construction	—	2,244	—	2,244
Agriculture	—	574	—	574
Computer	—	393	—	393
Cleaning & maintenance	51	—	—	51
Transportation	—	48	—	48
Other	—	28	—	28
	19,061	35,931	(26)	54,966
Less accumulated depreciation	(1,048)	(4,335)	3	(5,380)
Total	$18,013	$31,596	$(23)	$49,586

The average estimated residual value for assets on operating leases was 42% and 47% of the assets’ original cost at December 31, 2013 and 2012, respectively. There were no operating leases in non-accrual status as of December 31, 2013 and 2012.

During the fourth quarter of 2013, the Company and its affiliate, ATEL 14, LLC, acquired a 100% interest in a marine vessel and related bareboat charter guaranteed by the lessee - one of the world's largest providers of products and services to the energy industry. The new lease asset was funded, in part, by utilizing $23.9 million of new non-recourse debt and $4.1 million of long-term debt. The Fund has a 50% interest in the new lease asset and accompanying charter and assumed 50% of the new debt.

Direct financing leases:

As of December 31, 2013 and 2012, investment in direct financing leases consists of research equipment. The components of the Company’s investment in direct financing leases as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Total minimum lease payments receivable	$54	$100
Estimated residual values of leased equipment (unguaranteed)	—	—
Investment in direct financing leases	54	100
Less unearned income	(3)	(12)
Net investment in direct financing leases	$51	$88

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

As of December 31, 2013, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2014	$9,023	$42	$9,065
2015	8,159	12	8,171
2016	5,910	—	5,910
2017	3,964	—	3,964
2018	3,765	—	3,765
Thereafter	2,057	—	2,057
	$32,878	$54	$32,932

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

During the years ended December 31, 2013 and 2012, the Managing Member and/or affiliates earned commissions and reimbursements pursuant to the Operating Agreement as follows (in thousands):

	2013	2012
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members' capital	$2,958	$2,831
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members' capital	652	2,461
Administrative costs reimbursed to Managing Member and/or affiliates	699	224
Asset management fees to Managing Member	256	45
Acquisition and initial direct costs paid to Managing Member	1,544	823
	$6,109	$6,384

8. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. Syndication costs totaled $3.6 million and $5.3 million for the years ended December 31, 2013 and 2012, respectively.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

8. Syndication costs: - (continued)

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of December 31, 2013, the Company had no syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

9. Non-recourse debt:

At December 31, 2013, non-recourse debt consists of notes payable to a financial institution. The note payments are due in monthly installments. Interest on the notes range from 1.78% to 3.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2013, gross operating lease rentals and future payments on direct financing leases totaled approximately $19.0 million over the remaining lease terms; and the carrying value of the pledged assets is $27.1 million. The notes mature from 2015 through 2020.

During the fourth quarter of 2013, the Company and its affiliate, ATEL 14, LLC, acquired a 100% interest in a marine vessel and related bareboat charter guaranteed by the lessee — one of the world's largest providers of products and services to the energy industry. The new lease asset was funded, in part, by utilizing $23.9 million of new non-recourse debt and $4.1 million of long-term debt. The Fund has a 50% interest in the new lease asset and accompanying charter and assumed 50% of the new debt. Accordingly, the Fund utilized $11.9 million of new non-recourse debt with a fixed-rate interest of 2.8% per annum and $2.1 million of long-term debt (see Note 10).

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2014	$3,687	$471	$4,158
2015	3,364	367	3,731
2016	3,025	277	3,302
2017	3,117	185	3,302
2018	3,211	91	3,302
Thereafter	1,180	16	1,196
	$17,584	$1,407	$18,991

10. Long-term debt:

As of December 31, 2013, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC (see Note 9). The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

10. Long-term debt: - (continued)

approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

11. Borrowing facilities:

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions. The Credit Facility was for an amount up to $60 million and set to expire in June 2014. During January 2014, the line was increased to $75 million and expiration extended to June 2015. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

As of December 31, 2013 and 2012, borrowings under the facility were as follows (in thousands):

	2013	2012
Total available under the financing arrangement	$60,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(7,310)	(5,490)
Total remaining available under the working capital, acquisition and warehouse facilities	$52,690	$54,510

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2013, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced.

As of December 31, 2013, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $47.7 million, 0.41 to 1, and 30.22 to 1, respectively, as of December 31, 2013. As such, as of December 31, 2013, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that is prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. Since the effective date of its participation in the Credit Facility (May 25, 2012) through December 31, 2013, the Company has had no borrowings under the Credit Facility.

Warehouse facility

To hold the assets under the Warehousing Facility prior to allocation to specific investor programs, a Warehousing Trust has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The Warehousing Trust is used by the Warehouse Facility borrowers to acquire and hold, on a short-term

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

11. Borrowing facilities: - (continued)

basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC is a pro rata participant in the Warehousing Trust, as described below. When a program no longer has a need for short term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of December 31, 2013, the investment program participants were ATEL 12, LLC, ATEL 14, LLC and the Company. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of December 31, 2013 and 2012.

12. Commitments:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At December 31, 2013, there were commitments to fund investments in notes receivable and purchase lease assets totaling approximately $5.9 million and $2.2 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

13. Guarantees:

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

14. Members’ Capital:

A total of 6,620,971 Units and 3,358,770 Units were issued and outstanding as of December 31, 2013 and 2012, respectively, including the 50 Units issued to the Initial Limited Member (Managing Member). The Fund is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

14. Members’ Capital: - (continued)

circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss shall be allocated 92.5% to the Other Members and 7.5% to the Managing Member. In accordance with the terms of the Operating Agreement, an additional allocation of income was made to the Manager during the years ended December 31, 2013 and 2012. The amount allocated was determined to bring the Manager’s ending capital account balance to zero at the end of each period.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. The Company commenced periodic distributions, based on cash flows from operations, during the first quarter of 2012.

Distributions to the Other Members for the years ended December 31, 2013 and 2012 were as follows (in thousands, except as to Units and per Unit data):

	2013	2012
Distributions declared	$4,528	$1,456
Weighted average number of Units outstanding	5,050,609	1,621,716
Weighted average distributions per Unit	$0.90	$0.90

15. Fair value measurements:

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

At December 31, 2013, only the Company’s warrants were measured on a recurring basis. As of the same date, there were no non-recurring fair value adjustments. By comparison, at December 31, 2012, the Company had no assets or liabilities that required measurement at fair value on a recurring or non-recurring basis.

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, information from third party remarketing agents, third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

15. Fair value measurements: - (continued)

and credit department personnel who are familiar with the Company’s investments in equipment, notes receivable and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2013, the calculated fair value of the Fund’s warrant portfolio approximated $784 thousand. Such valuation is classified within Level 3 of the valuation hierarchy. As of December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 assets
Balance at December 31, 2012	$—
Unrealized gain on warrants, net recorded during the year	784
Balance at December 31, 2013	$784

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at December 31, 2013:

Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$0.04 - $1,000.00
			Exercise price	$0.04 - $1,000.00
			Time to Maturity (in years)	2.62 - 10.01
			Annual risk-free interest rate	0.61% - 3.04%
			Annualized volatility	17.80% - 100.00%

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

The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate and consistent with the fair value accounting guidance. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents

The recorded amounts of the Company’s cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

15. Fair value measurements: - (continued)

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

Commitments and Contingencies

Management has determined that no recognition for the fair value of the Company’s loan commitments is necessary because their terms are made on a market rate basis and require borrowers to be in compliance with the Company’s credit requirements at the time of funding.

The fair value of contingent liabilities (or guarantees) is not considered material because management believes there has been no event that has occurred wherein a guarantee liability has been incurred or will likely be incurred.

The following tables present a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$12,749	$12,749	$—	$—	$12,749
Notes receivable, net	4,970	—	—	4,970	4,970
Investment in securities	32	—	—	32	32
Fair value of warrants	784	—	—	784	784
Financial liabilities:
Non-recourse debt	17,584	—	—	17,507	17,507
Long-term debt	2,068			2,056	2,056

	December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,058	$6,058	$—	$—	$6,058
Notes receivable, net	4,215	—	—	4,215	4,215
Investment in securities	32	—	—	32	32
Financial liabilities:
Non-recourse debt	2,098	—	—	2,091	2,091

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2013. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2013.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

ATEL Managing Member, LLC (the “Managing Member” or “Manager”) is the Company’s Managing Member. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group (“ACG” or “ATEL”). The outstanding voting capital stock of ATEL is owned 100% by Dean L. Cash.

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

Dean L. Cash, age 63, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 60, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 55, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, except as noted below, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during the year ended December 31, 2013, under Section 16(a) of the Securities Exchange Act of 1934, as amended. The Company became aware in February, 2014, that initial statements of beneficial ownership on Form 3 had not been filed in April 2013 by the Company's Manager's directors and executive officers as required under Section 16(a) upon effectiveness of the Company's Form 8-A registration statement under Section 12(g) of the Securities Exchange Act of 1934. All such initial statements of beneficial ownership were filed in February 2014 by Messrs. Dean Cash (Director and Chief Executive Officer of the Company's Manager), Paritosh Choksi (Director and Chief Financial Officer of the Company's Manager), and Samuel Schussler (Chief Accounting Officer of the Company's Manager).

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2013 and 2012 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the Manager.

Through December 31, 2013, $6.0 million of such commissions, excluding payments for Pennsylvania commissions, had either been accrued or paid to ASC. Of that amount, $5.0 million has been re-allowed to other broker/dealers.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2013, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Financial Services, LLC The Transamerica Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 50 Units ($500)	0.0003%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 7 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2013 and 2012, the Company incurred audit and/or other fees with its principal auditors as follows (in thousands):

	2013	2012
Audit fees	$100	$25
Other fees	4	—
	$104	$25

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Other fees represent costs incurred in connection with various Agreed-Upon Procedures engagements.

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

(3) and (4) Amended and Restated Limited Liability Company Operating Agreement, included as exhibit B to the Prospectus effective October 28, 2011 as filed on November 1, 2011 (File Number 333-174418) is hereby incorporated herein by reference.

(14.1)  Code of Ethics

(31.1)  Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)

(31.2)  Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)

(32.1)  Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350

(32.2)  Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350

(101.INS)  XBRL Instance Document

(101.SCH)  XBRL Taxonomy Extension Schema Document

(101.CAL)  XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)  XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)  XBRL Taxonomy Extension Presentation Linkbase Document

(101.DEF)  XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2014

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 14, 2014
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 14, 2014
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 14, 2014

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.