Form 10-Q
period 2014-06-30
ATEL 15, LLC
filed 2014-08-14
CIK 1519117

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2014

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

The number of Limited Liability Company Units outstanding as of July 31, 2014 was 6,620,221.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013
(in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,151	$12,749
Accounts receivable, net of allowance for doubtful accounts of $44 at June 30, 2014 and $0 at December 31, 2013	274	240
Notes receivable, net of unearned interest income of $752 at June 30, 2014 and $790 at December 31, 2013	4,560	4,970
Due from affiliates	561	—
Investment in securities	125	32
Fair value of warrants	640	784
Investments in equipment and leases, net of accumulated depreciation of $9,351 at June 30, 2014 and $5,381 at December 31, 2013	53,003	49,731
Prepaid expenses and other assets	57	38
Total assets	$63,371	$68,544
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$46	$77
Affiliates	—	126
Accrued distributions to Other Members	624	620
Other	149	94
Non-recourse debt	16,536	17,584
Long-term debt	2,068	2,068
Unearned operating lease income and/or advance payments	246	258
Total liabilities	19,669	20,827
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	43,702	47,717
Total Members’ capital	43,702	47,717
Total liabilities and Members’ capital	$63,371	$68,544

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS
ENDED JUNE 30, 2014 AND 2013
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$2,384	$1,001	$4,735	$1,830
Direct financing leases	1	2	2	5
Interest on notes receivable	133	122	264	245
(Loss) gain on sales of lease assets and early termination of notes	(10)	10	21	10
Gain on sales or dispositions of securities	37	—	43	—
Unrealized loss on fair valuation of warrants	(4)	—	(144)	—
Other	21	9	37	17
Total revenues	2,562	1,144	4,958	2,107
Expenses:
Depreciation of operating lease assets	2,001	858	3,991	1,561
Asset management fees to Managing Member	120	33	244	64
Acquisition expense	(157)	428	89	686
Cost reimbursements to Managing Member and/or affiliates	336	150	645	291
Provision for credit losses	44	—	44	—
Amortization of initial direct costs	18	6	33	11
Interest expense	143	8	286	17
Professional fees	18	20	78	60
Outside services	13	16	34	30
Railcar maintenance	54	46	83	61
Bank charges	53	27	105	56
Other	51	29	121	57
Total expenses	2,694	1,621	5,753	2,894
Net loss	$(132)	$(477)	$(795)	$(787)
Net income (loss):
Managing Member	$120	$82	$241	$150
Other Members	(252)	(559)	(1,036)	(937)
	$(132)	$(477)	$(795)	$(787)
Net loss per Limited Liability Company Unit (Other Members)	$(0.04)	$(0.12)	$(0.16)	$(0.23)
Weighted average number of Units outstanding	6,620,971	4,510,077	6,620,971	4,118,119

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2014
(in thousands except units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2012	3,358,770	$24,745	$—	$24,745
Capital contributions	3,294,401	32,944	—	32,944
Rescissions of Units	(7,200)	(68)	—	(68)
Repurchases of Units	(25,000)	(174)	—	(174)
Less selling commissions to affiliates	—	(2,958)	—	(2,958)
Syndication costs	—	(652)	—	(652)
Distributions to Other Members ($0.90 per Unit)	—	(4,528)	—	(4,528)
Distributions to Managing Member	—	—	(367)	(367)
Net (loss) income	—	(1,592)	367	(1,225)
Balance December 31, 2013	6,620,971	47,717	—	47,717
Distributions to Other Members ($0.45 per Unit)	—	(2,979)	—	(2,979)
Distributions to Managing Member	—	—	(241)	(241)
Net (loss) income	—	(1,036)	241	(795)
Balance June 30, 2014 (Unaudited)	6,620,971	$43,702	$—	$43,702

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2014 AND 2013
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating activities:
Net loss	$(132)	$(477)	$(795)	$(787)
Adjustment to reconcile net loss to cash provided by operating activities:
Loss (gain) on sales of lease assets and early termination of notes	10	(10)	(21)	(10)
Depreciation of operating lease assets	2,001	858	3,991	1,561
Amortization of initial direct costs	18	6	33	11
Provision for credit losses	44	—	44	—
Gain on sale of securities	(37)	—	(43)	—
Unrealized loss on fair valuation of warrants	4	—	144	—
Changes in operating assets and liabilities:
Accounts receivable	(50)	59	(78)	(10)
Prepaid expenses and other assets	3	3	(19)	8
Accounts payable, Managing Member	(2)	(29)	(31)	(28)
Accounts payable, other	24	(208)	50	15
Accrued liabilities, affiliates	(245)	79	(687)	(66)
Unearned fee income related to notes receivable	(3)	(4)	(12)	(10)
Unearned operating lease income and/or advance payments	102	128	(12)	79
Net cash provided by operating activities	1,737	405	2,564	763
Investing activities:
Purchases of equipment on operating leases	(5,803)	(3,035)	(7,222)	(5,783)
Purchase of securities	(93)	—	(93)	—
Proceeds from sales of lease assets and early termination of notes	211	333	801	333
Proceeds from sale of securities	37	—	43	—
Payments of initial direct costs	(69)	(24)	(167)	(32)
Principal payments received on direct financing leases	10	9	20	18
Note receivable advances	(1,450)	(250)	(1,450)	(300)
Principal payments received on notes receivable	473	334	1,170	704
Net cash used in investing activities	(6,684)	(2,633)	(6,898)	(5,060)
Financing activities:
Borrowings under non-recourse debt	865	—	865	—
Repayments under non-recourse debt	(1,005)	(207)	(1,913)	(413)
Selling commissions to affiliates	—	(685)	—	(1,366)
Syndication costs paid to Managing Member and affiliates	—	(272)	—	(272)
Distributions to Other Members	(1,489)	(937)	(2,975)	(1,683)
Distributions to Managing Member	(120)	(75)	(241)	(136)
Capital contributions	—	7,873	—	15,546
Rescissions of Units	—	(66)	—	(66)
Net cash (used in) provided by financing activities	(1,749)	5,631	(4,264)	11,610
Net (decrease) increase in cash and cash equivalents	(6,696)	3,403	(8,598)	7,313
Cash and cash equivalents at beginning of period	10,847	9,968	12,749	6,058
Cash and cash equivalents at end of period	$4,151	$13,371	$4,151	$13,371

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS – (continued)

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2014 AND 2013
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$141	$8	$291	$17
Cash paid during the period for taxes	$7	$2	$8	$2
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$624	$447	$624	$447
Distributions payable to Managing Member at period-end	$50	$36	$50	$36
Payables to Managing Member and affiliates at period-end (syndication costs)	$—	$1,611	$—	$1,611
Purchases of equipment, included in accounts payable, other	$5	$—	$5	$—

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

Through June 30, 2014, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $242 thousand of such contributions (representing 32,200 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of June 30, 2014, 6,620,971 Units were issued and outstanding.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2014 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $125 thousand and $32 thousand of purchased securities at June 30, 2014 and December 31, 2013, respectively. There were no sales or dispositions of purchased securities during the three and six months ended June 30, 2014 and 2013.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. During the three and six months ended June 30, 2014, the Company recorded unrealized losses of $4 thousand and $144 thousand, respectively, on fair valuation of its warrants. Such unrealized losses reduced the estimated fair value of the Company’s portfolio of warrants to $640 thousand at June 30, 2014 from $784 thousand at December 31, 2013. There were no unrealized gains or losses recorded during the prior year period. The Company recognized gains of $37 thousand and $43 thousand on the net exercise of warrants during the respective three and six months ended June 30, 2014. There was no net exercise of warrants during the three and six months ended June 30, 2013.

Per Unit data:

Net loss per Unit is based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 30 to 42 months and bear interest at rates ranging from 11.26% to 17.31% per annum. The notes are secured by the equipment financed. The notes mature from 2015 through 2017.

As of June 30, 2014, a note receivable with a net book value approximating $150 thousand was on non-accrual status and was considered impaired relative to its payment terms. Such note was modified to defer the repayment of principal until November 1, 2014 while maintaining interest-only payments at its original rate of 12.00%. Upon resumption of principal and interest payments, such monthly payments were adjusted such that the ultimate total payments would reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. As of June 30, 2014, the note was current with respect to its restructured terms; and, management has determined that no adjustment was necessary to reflect fair value. No notes receivable were impaired or in non-accrual status as of December 31, 2013.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of June 30, 2014, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2014	$1,215
Year ending December 31, 2015	2,047
2016	1,613
2017	415
5,290
Less: portion representing unearned interest income	(752)
4,538
Unamortized initial direct costs	22
Notes receivable, net	$4,560

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
IDC amortization – notes receivable	$4	$4	$9	$7
IDC amortization – lease assets	14	2	24	4
Total	$18	$6	$33	$11

4. Allowance for credit losses:

The allowance for credit losses at June 30, 2014 totaled $44 thousand and was solely related to delinquent operating lease receivables. There was neither an allowance for credit losses nor delinquent amounts due to the Company as of December 31, 2013.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2014
Net investment in operating leases	$49,586	$7,163	$(3,991)	$52,758
Net investment in direct financing leases	51	—	(20)	31
Initial direct costs, net of accumulated amortization of $42 at June 30, 2014 and $18 at December 31, 2013	94	144	(24)	214
Total	$49,731	$7,307	$(4,035)	$53,003

Additions to net investment in operating lease assets are stated at cost. IDC amortization expense related to operating leases and direct financing leases totaled $14 thousand and $2 thousand for the respective three months ended June 30, 2014 and 2013, and $24 thousand and $4 thousand for the respective six months ended June 30, 2014 and 2013 (See Note 3).

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Impairment of investments in leases:

Management periodically reviews the carrying values of its lease assets. The fair value of the assets is determined based on the sum of the discounted estimated future cash flows of the assets. Impairment losses are recorded as an adjustment to the net investment in operating leases. As a result of these reviews, management determined that no impairment losses existed during the respective three and six months ended June 30, 2014 and 2013.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $2.0 million and $858 thousand for the respective three months ended June 30, 2014 and 2013, and was $4.0 million and $1.6 million for the respective six months ended June 30, 2014 and 2013.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance June 30, 2014
Marine vessel	$19,410	$—	$—	$19,410
Manufacturing	11,327	—	—	11,327
Transportation, rail	10,921	104	(84)	10,941
Food processing	5,200	—	—	5,200
Coal Terminal	—	5,084	—	5,084
Materials handling	2,520	1,526	—	4,046
Construction	2,244	234	—	2,478
Research	2,250	—	—	2,250
Agriculture	574	—	—	574
Computer	393	—	—	393
Aviation	—	279	—	279
Cleaning & maintenance	51	—	—	51
Transportation	48	—	—	48
Other	28	—	—	28
	54,966	7,227	(84)	62,109
Less accumulated depreciation	(5,380)	(3,991)	20	(9,351)
Total	$49,586	$3,236	$(64)	$52,758

The average estimated residual value for assets on operating leases was 43% and 42% of the assets’ original cost at June 30, 2014 and December 31, 2013, respectively. There were no operating leases in non-accrual status as of June 30, 2014 and December 31, 2013.

All of the Company’s leased property was acquired beginning in January 2012 through June 2014.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of June 30, 2014 and December 31, 2013, investment in direct financing leases consists of research equipment. The components of the Company’s investment in direct financing leases as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014	December 31, 2013
Total minimum lease payments receivable	$32	$54
Estimated residual values of leased equipment (unguaranteed)	—	—
Investment in direct financing leases	32	54
Less unearned income	(1)	(3)
Net investment in direct financing leases	$31	$51

At June 30, 2014, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2014	$5,313	$20	$5,333
Year ending December 31, 2015	9,923	12	9,935
2016	6,583	—	6,583
2017	4,522	—	4,522
2018	4,099	—	4,099
2019	1,492	—	1,492
Thereafter	677	—	677
	$32,609	$32	$32,641

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the respective three and six months ended June 30, 2014 and 2013, the Managing Member and/or affiliates earned fees and commissions, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital	$—	$701	$—	$1,392
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members’ capital	—	514	—	1,122
Administrative costs reimbursed to Managing Member and/or affiliates	336	150	645	291
Asset management fees to Managing Member	120	33	244	64
Acquisition and initial direct costs paid to Managing Member	(88)	451	256	718
	$368	$1,849	$1,145	$3,587

7. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. There were no syndication costs for the three and six months ended June 30, 2014 as such efforts and related costs ceased upon the termination of the Fund’s offering on October 28, 2013. By comparison, syndication costs totaled $1.2 million and $2.5 million for the respective three and six months ended June 30, 2013.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of June 30, 2014, the Company had no syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

8. Non-recourse debt:

At June 30, 2014, non-recourse debt consists of notes payable to a financial institution. The note payments are due in monthly installments. Interest on the notes range from 1.78% to 3.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2014, gross operating lease rentals and future payments on direct financing leases totaled approximately $17.7 million over the remaining lease terms; and the carrying value of the pledged assets is $28.7 million. The notes mature from 2015 through 2020.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2014	$2,116	$229	$2,345
Year ending December 31, 2015	3,887	375	4,262
2016	3,025	277	3,302
2017	3,117	185	3,302
2018	3,211	91	3,302
2019	1,135	16	1,151
Thereafter	45	—	45
	$16,536	$1,173	$17,709

9. Long-term debt:

As of June 30, 2014, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Borrowing facilities: - (continued)

As of June 30, 2014 and December 31, 2013, borrowings under the Credit Facility were as follows (in thousands):

	June 30, 2014	December 31, 2013
Total available under the financing arrangement	$75,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(2,180)	(7,310)
Total remaining available under the working capital, acquisition and warehouse facilities	$72,820	$52,690

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2014, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced.

As of June 30, 2014, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $43.7 million, 0.43 to 1, and 18.20 to 1, respectively, as of June 30, 2014. As such, as of June 30, 2014, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. Since the effective date of its participation in the Credit Facility (May 25, 2012) through June 30, 2014, the Company has had no borrowings under the Credit Facility.

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

As of June 30, 2014, the investment program participants were ATEL 12, LLC, ATEL 14, LLC, the Company and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate,

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Borrowing facilities: - (continued)

excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of June 30, 2014 and December 31, 2013.

11. Commitments:

At June 30, 2014, there were commitments to fund investments in notes receivable and purchase lease assets totaling approximately $3.0 million and $2.1 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

13. Members’ Capital:

A total of 6,620,971 Units were issued and outstanding at both June 30, 2014 and December 31, 2013, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Members’ Capital: - (continued)

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss shall be allocated 92.5% to the Other Members and 7.5% to the Managing Member. In accordance with the terms of the Operating Agreement, an additional allocation of income was made to the Manager during the three and six months ended June 30, 2014 and 2013. The amount allocated was determined to bring the Manager’s ending capital account balance to zero at the end of the period.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. The Company commenced periodic distributions, based on cash flows from operations, during the first quarter of 2012.

Distributions to the Other Members for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Distributions declared	$1,489	$1,010	$2,979	$1,847
Weighted average number of Units outstanding	6,620,971	4,510,077	6,620,971	4,118,119
Weighted average distributions per Unit	$0.22	$0.22	$0.45	$0.45

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

At June 30, 2014 and December 31, 2013, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had no assets or liabilities that require measurement at fair value on a non-recurring basis.

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

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2014 and December 31, 2013, the calculated fair value of the Fund’s warrant portfolio approximated $640 thousand and $784 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2013	$784
Unrealized loss on warrants, net recorded during the period	(144)
Balance at June 30, 2014	$640

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2014 and December 31, 2013:

June 30, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$0.05 – $1,000.00
			Exercise price	$0.05 – $1,000.00
			Time to maturity (in years)	2.12 – 9.85
			Risk-free interest rate	0.50% – 2.51%
			Annualized volatility	16.40% – 100.00%

December 31, 2013
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes Model	Stock price	$0.04 – $1,000.00
			Exercise price	$0.04 – $1,000.00
			Time to maturity (in years)	2.62 – 10.01
			Risk-free interest rate	0.61% – 3.04%
			Annualized volatility	17.80% – 100.00%

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

14. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,151	$4,151	$—	$—	$4,151
Notes receivable, net	4,560	—	—	4,560	4,560
Investment in securities	125	—	—	125	125
Fair value of warrants	640	—	—	640	640
Financial liabilities:
Non-recourse debt	16,536	—	—	16,586	16,586
Long-term debt	2,068	—	—	2,125	2,125

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$12,749	$12,749	$—	$—	$12,749
Notes receivable, net	4,970	—	—	4,970	4,970
Investment in securities	32	—	—	32	32
Fair value of warrants	784	—	—	784	784
Financial liabilities:
Non-recourse debt	17,584	—	—	17,507	17,507
Long-term debt	2,068	—	—	2,056	2,056

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

As of June 30, 2014, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $242 thousand of such contributions (representing 32,200 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of June 30, 2014, 6,620,971 Units were issued and outstanding.

Results of Operations

The three months ended June 30, 2014 versus the three months ended June 30, 2013

The Company had net losses of $132 thousand and $477 thousand for the three months ended June 30, 2014 and 2013, respectively. Results for the second quarter of 2014 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2014 increased by $1.4 million, or 124%, as compared to the prior year period. The increase was largely due to the $1.4 million growth in operating lease revenues. Such growth in operating lease revenues was primarily due to additional revenue from an approximate $37.6 million of operating lease assets acquired since June 30, 2013.

Expenses

Total expenses for the second quarter of 2014 increased by $1.1 million, or 66%, as compared to the prior year period. The increase is consistent with the growth in total revenues and was largely a result of increases in depreciation expense, costs reimbursed to the Manager, interest expense and asset management fees paid to the Manager. Such increases in expenses were offset, in part, by a reduction in acquisition expense.

Depreciation expense increased by $1.1 million largely due to the addition of approximately $37.6 million of net equipment purchases for operating leases during the past twelve months. Costs reimbursed to the Manager increased by $186 thousand as a result of an increase in allocated costs consistent with the Fund’s expanded operations.

Moreover, interest expense increased by $135 thousand due to a $16.9 million increase in outstanding debt during the past twelve months; and, asset management fees to the manager increased by $87 thousand due to the increase in managed assets and related rents.

Partially offsetting the aforementioned increases in expenses was a $585 thousand decrease in acquisition expense. The decrease in acquisition expense was largely due to the reassignment of such costs to certain affiliate leasing activities.

The six months ended June 30, 2014 versus the six months ended June 30, 2013

The Company had net losses of $795 thousand and $787 thousand for the six months ended June 30, 2014 and 2013, respectively. Results for the first half of 2014 reflect increases in both total expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first half of 2014 increased by $2.9 million, or 135%, as compared to the prior year period. The increase was largely due to the growth in operating lease revenues partially offset by an unrealized loss on the fair valuation of warrants.

Operating lease revenues increased by $2.9 million primarily due to additional revenue from an approximate $37.6 million of operating lease assets acquired since June 30, 2013.

The unrealized loss on fair valuation of warrants totaled $144 thousand and was primarily attributable to the revaluation of certain warrant positions in the Fund’s portfolio.

Expenses

Total expenses for the first half of 2014 increased by $2.9 million, or 99%, as compared to the prior year period. The increase was largely a result of increases in depreciation expense, costs reimbursed to the Manager, interest expense, asset management fees paid to the Manager, and other expense. Such increases in expenses were offset, in part, by a reduction in acquisition expense.

Depreciation expense increased by $2.4 million largely due to the addition of approximately $37.6 million of net equipment purchases for operating leases during the past twelve months. Costs reimbursed to the Manager increased by $354 thousand as a result of an increase in allocated costs consistent with the Fund’s expanded operations.

In addition, interest expense increased by $269 thousand due to a $16.9 million increase in outstanding debt during the past twelve months. Asset management fees to the manager increased by $180 thousand due to the increase in managed assets and related rents; and, other expense was higher by $64 thousand primarily due to increased bank charges relative to participation in a joint credit facility with affiliated companies.

Partially offsetting the aforementioned increases in expenses was a $597 thousand decrease in acquisition expense. The decrease in acquisition expense was largely due to the reassignment of such costs to certain affiliate leasing activities.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $4.2 million and $12.7 million at June 30, 2014 and December 31, 2013, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net cash provided by (used in):
Operating activities	$1,737	$405	$2,564	$763
Investing activities	(6,684)	(2,633)	(6,898)	(5,060)
Financing activities	(1,749)	5,631	(4,264)	11,610
Net (decrease) increase in cash and cash equivalents	$(6,696)	$3,403	$(8,598)	$7,313

The three months ended June 30, 2014 versus the three months ended June 30, 2013

During the three months ended June 30, 2014, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company utilized borrowings of $865 thousand and realized $211 thousand of proceeds from the sale of lease assets and early termination of certain notes receivable during the period.

By comparison, during the three months ended June 30, 2013, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units, which totaled $7.9 million during the second quarter of 2013. During the same period, the Company also realized $333 thousand of proceeds from the sale of lease assets and early termination of certain notes receivable.

During the respective three month-periods ended June 30, 2014 and 2013, cash was primarily used to acquire lease assets totaling $5.8 million and $3.0 million, and to fund $1.5 million and $250 thousand of investments in notes receivable. Cash was also used to pay distributions to both Other Members and the Managing Member — totaling $1.6 million and $1.0 million during the respective three months ended June 30, 2014 and 2013; and, to pay down debt totaling $1.0 million and $207 thousand. In addition, during the prior year period, cash totaling $957 thousand was used to pay commissions and other syndication costs associated with the offering.

The six months ended June 30, 2014 versus the six months ended June 30, 2013

During the six months ended June 30, 2014, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company utilized borrowings of $865 thousand and realized $801 thousand of proceeds from the sale of lease assets and early termination of certain notes receivable during the period.

By comparison, during the six months ended June 30, 2013, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units, which totaled $15.5 million during the first half of 2013. During the same period, the Company also realized $333 thousand of proceeds from the sale of lease assets and early termination of certain notes receivable.

During the respective six month-periods ended June 30, 2014 and 2013, cash was primarily used to acquire lease assets totaling $7.2 million and $5.8 million, and to fund $1.5 million and $300 thousand of investments in notes receivable. Cash was also used to pay distributions to both Other Members and the Managing Member — totaling $3.2 million and $1.8 million during the respective six months ended June 30, 2014 and 2013; and, to pay down debt totaling $1.9 million and $413 thousand. Moreover, during the prior year period, cash totaling $1.6 million was used to pay commissions and other syndication costs associated with the offering.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of June 30, 2014. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of June 30, 2014, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $43.7 million, 0.43 to 1, and 18.20 to 1, respectively, as of June 30, 2014. As such, as of June 30, 2014, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

As previously discussed, the Fund became a party to the Credit Facility effective May 25, 2012. The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended June 30, 2014 (in thousands):

Net loss – GAAP basis	$(1,233)
Interest expense	396
Depreciation and amortization	6,765
Amortization of initial direct costs	49
Provision for doubtful accounts	44
Unrealized gain on fair valuation of warrants	(640)
Principal payments received on direct financing leases	39
Principal payments received on notes receivable	1,787
EBITDA (for Credit Facility financial covenant calculation only)	$7,207

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

Non-Recourse Long-Term Debt

As of June 30, 2014 and December 31, 2013, the Company had non-recourse long-term debt totaling $16.5 million and $17.6 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. For detailed information on the Company’s debt obligations, see Notes 8 through 10 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Long-Term Debt

As of June 30, 2014, the Company had long-term debt totaling $2.1 million. The debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through June 2014.

Cash distributions were made by the Fund to Unitholders of record as of May 31, 2014 and paid through June 30, 2014. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2014 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,192		—		4,192		0.88	4,758,784
Dec 2013 – May 2014	Jan 2014 – Jun 2014	2,975		—		2,975		0.45	6,620,971
		$8,340		$—		$8,340		$2.12
Source of distributions
Lease and loan payments and sales proceeds received		$8,340	100.00%	$—	0.00%	$8,340	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$8,340	100.00%	$—	0.00%	$8,340	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, and December 1, 2013 to May 31, 2014, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2014, there were commitments to fund investments in notes receivable and purchase lease assets totaling approximately $3.0 million and $2.1 million, respectively. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2014

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