Form 10-Q
period 2014-09-30
ATEL 15, LLC
filed 2014-11-13
CIK 1519117

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2014

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

The number of Limited Liability Company Units outstanding as of October 31, 2014 was 6,620,221.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$7,152	$12,749
Accounts receivable, net of allowance for doubtful accounts of $5 at September 30, 2014 and $0 at December 31, 2013	227	240
Notes receivable, net of unearned interest income of $706 at September 30, 2014 and $790 at December 31, 2013	4,304	4,970
Due from affiliates	408	—
Investment in securities	125	32
Fair value of warrants	640	784
Investments in equipment and leases, net of accumulated depreciation of $9,557 at September 30, 2014 and $5,381 at December 31, 2013	50,104	49,731
Prepaid expenses and other assets	80	38
Total assets	$63,040	$68,544
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$51	$77
Affiliates	—	126
Accrued distributions to Other Members	624	620
Other	141	94
Non-recourse debt	17,425	17,584
Long-term debt	2,068	2,068
Unearned operating lease income and/or advance payments	648	258
Total liabilities	20,957	20,827
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	42,083	47,717
Total Members’ capital	42,083	47,717
Total liabilities and Members’ capital	$63,040	$68,544

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2014 AND 2013
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$2,377	$1,496	$7,112	$3,326
Direct financing leases	1	2	3	7
Interest on notes receivable	137	104	401	349
Gain on sales of lease assets and early termination of notes	420	15	441	25
Gain on sales or dispositions of securities	5	34	48	34
Unrealized loss on fair valuation of warrants	—	—	(144)	—
Other	9	7	46	24
Total revenues	2,949	1,658	7,907	3,765
Expenses:
Depreciation of operating lease assets	2,050	1,370	6,041	2,931
Asset management fees to Managing Member	135	84	379	148
Acquisition expense	61	343	150	1,029
Cost reimbursements to Managing Member and/or affiliates	374	173	1,019	464
(Reversal of) provision for credit losses	(39)	—	5	—
Amortization of initial direct costs	23	8	56	19
Interest expense	141	53	427	70
Professional fees	25	37	103	97
Outside services	10	13	44	43
Railcar maintenance	52	84	135	145
Bank charges	54	43	159	99
Other	65	56	186	113
Total expenses	2,951	2,264	8,704	5,158
Net loss	$(2)	$(606)	$(797)	$(1,393)
Net income (loss):
Managing Member	$121	$99	$362	$249
Other Members	(123)	(705)	(1,159)	(1,642)
	$(2)	$(606)	$(797)	$(1,393)
Net loss per Limited Liability Company Unit (Other Members)	$(0.02)	$(0.13)	$(0.18)	$(0.36)
Weighted average number of Units outstanding	6,620,400	5,458,191	6,620,779	4,565,919

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2014
(in thousands except units and per unit data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2012	3,358,770	$24,745	$—	$24,745
Capital contributions	3,294,401	32,944	—	32,944
Rescissions of Units	(7,200)	(68)	—	(68)
Repurchases of Units	(25,000)	(174)	—	(174)
Less selling commissions to affiliates	—	(2,958)	—	(2,958)
Syndication costs	—	(652)	—	(652)
Distributions to Other Members ($0.90 per Unit)	—	(4,528)	—	(4,528)
Distributions to Managing Member	—	—	(367)	(367)
Net (loss) income	—	(1,592)	367	(1,225)
Balance December 31, 2013	6,620,971	47,717	—	47,717
Repurchases of Units	(750)	(6)	—	(6)
Distributions to Other Members ($0.67 per Unit)	—	(4,469)	—	(4,469)
Distributions to Managing Member	—	—	(362)	(362)
Net (loss) income	—	(1,159)	362	(797)
Balance September 30, 2014 (Unaudited)	6,620,221	$42,083	$—	$42,083

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating activities:
Net loss	$(2)	$(606)	$(797)	$(1,393)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(420)	(15)	(441)	(25)
Depreciation of operating lease assets	2,050	1,370	6,041	2,931
Amortization of initial direct costs	23	8	56	19
(Reversal of) provision for credit losses	(39)	—	5	—
Gain on sale of securities	(5)	(34)	(48)	(34)
Unrealized loss on fair valuation of warrants	—	—	144	—
Changes in operating assets and liabilities:
Accounts receivable	86	19	8	9
Prepaid expenses and other assets	(23)	(54)	(42)	(46)
Accounts payable, Managing Member	5	30	(26)	2
Accounts payable, other	(7)	136	43	151
Accrued liabilities, affiliates	153	58	(534)	(8)
Unearned fee income related to notes receivable	(6)	(6)	(18)	(16)
Unearned operating lease income and/or advance payments	402	(30)	390	49
Net cash provided by operating activities	2,217	876	4,781	1,639
Investing activities:
Purchases of equipment on operating leases	(801)	(7,726)	(8,023)	(13,509)
Purchase of securities	—	—	(93)	—
Proceeds from sales of lease assets and early termination of notes	2,095	207	2,896	540
Proceeds from sale of securities	5	34	48	34
Payments of initial direct costs	(57)	(33)	(224)	(65)
Principal payments received on direct financing leases	11	9	31	27
Note receivable advances	(193)	—	(1,643)	(300)
Principal payments received on notes receivable	452	310	1,622	1,014
Net cash provided by (used in) investing activities	1,512	(7,199)	(5,386)	(12,259)
Financing activities:
Borrowings under non-recourse debt	2,721	4,712	3,586	4,712
Repayments under non-recourse debt	(1,832)	(378)	(3,745)	(791)
Selling commissions to affiliates	—	(965)	—	(2,331)
Syndication costs paid to Managing Member and affiliates	—	(640)	—	(912)
Distributions to Other Members	(1,490)	(1,125)	(4,465)	(2,808)
Distributions to Managing Member	(121)	(92)	(362)	(228)
Capital contributions	—	10,862	—	26,408
Rescissions of Units	—	(2)	—	(68)
Repurchases of Units	(6)	(174)	(6)	(174)
Net cash (used in) provided by financing activities	(728)	12,198	(4,992)	23,808
Net increase (decrease) in cash and cash equivalents	3,001	5,875	(5,597)	13,188
Cash and cash equivalents at beginning of period	4,151	13,371	12,749	6,058
Cash and cash equivalents at end of period	$7,152	$19,246	$7,152	$19,246

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS – (continued)

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$87	$53	$378	$70
Cash paid during the period for taxes	$—	$—	$8	$2
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$624	$542	$624	$542
Distributions payable to Managing Member at period-end	$50	$44	$50	$44
Payables to Managing Member and affiliates at period-end (syndication costs)	$—	$1,502	$—	$1,502
Purchases of equipment, included in accounts payable, other	$4	$—	$4	$—

See accompanying notes.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Limited Liability Company matters:

ATEL 15, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on March 4, 2011 for the purpose of raising capital and originating equipment financing transactions and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member” or the “Manager”), a Nevada limited liability company. The Managing Member is controlled by ATEL Financial Services (“AFS”), a wholly-owned subsidiary of ATEL Capital Group. The Fund may continue until terminated as provided in the ATEL 15, LLC Amended and Restated Limited Liability Company Operating Agreement dated October 28, 2011 (the “Operating Agreement”). Contributions in the amount of $500 were received as of May 3, 2011, which represented the initial Member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member. The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of October 28, 2011.

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

Through September 30, 2014, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $248 thousand of such contributions (representing 32,950 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of September 30, 2014, 6,620,221 Units were issued and outstanding.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2014 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described in Note 5. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally on terms from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

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

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $125 thousand and $32 thousand of purchased securities at September 30, 2014 and December 31, 2013, respectively. There were no sales or dispositions of purchased securities during the three and nine months ended September 30, 2014 and 2013.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized losses of $144 thousand on fair valuation of its warrants during the first nine months of 2014, none of which was related to the third quarter. Such unrealized losses reduced the estimated fair value of the Company’s portfolio of warrants to $640 thousand at September 30, 2014 from $784 thousand at December 31, 2013. There were no such unrealized gains or losses recorded during the prior year period. The Company also recognized gains on the net exercise of warrants totaling $5 thousand and $34 thousand during the respective three months ended September 30, 2014 and 2013; and $48 thousand and $34 thousand during the respective nine months ended September 30, 2014 and 2013.

Per Unit data:

Net loss and distributions per Unit is based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 11 to 42 months and bear interest at rates ranging from 11.26% to 18.00% per annum. The notes are secured by the equipment financed. The notes mature from 2015 through 2017.

As of September 30, 2014, a note receivable with a net book value approximating $143 thousand was on non-accrual status and was considered impaired relative to its payment terms. Such note was modified to defer the repayment of principal until November 1, 2014 while maintaining interest-only payments at its original rate of 12.00%. Upon resumption of principal and interest payments, such monthly payments were adjusted such that the ultimate total payments would reflect interest earned at a composite rate of 18.00% per annum as

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

related to the entire term of the indebtedness from the original funding date. As of September 30, 2014, the note was current with respect to its restructured terms; and, management has determined that no adjustment was necessary to reflect fair value. No notes receivable were impaired or in non-accrual status as of December 31, 2013.

As of September 30, 2014, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2014	$641
Year ending December 31, 2015	2,201
2016	1,691
2017	458
4,991
Less: portion representing unearned interest income	(706)
4,285
Unamortized initial direct costs	19
Notes receivable, net	$4,304

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
IDC amortization – notes receivable	$4	$3	$13	$10
IDC amortization – lease assets	19	5	43	9
Total	$23	$8	$56	$19

4. Allowance for credit losses:

The allowance for credit losses at September 30, 2014 totaled $5 thousand and was solely related to delinquent operating lease receivables. There was neither an allowance for credit losses nor delinquent amounts due to the Company as of December 31, 2013.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2014
Net investment in operating leases	$49,586	$6,288	$(6,041)	$49,833
Net investment in direct financing leases	51	—	(31)	20
Initial direct costs, net of accumulated amortization of $60 at September 30, 2014 and $18 at December 31, 2013	94	200	(43)	251
Total	$49,731	$6,488	$(6,115)	$50,104

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Additions to net investment in operating lease assets are stated at cost. IDC amortization expense related to operating leases and direct financing leases totaled $19 thousand and $5 thousand for the respective three months ended September 30, 2014 and 2013, and $43 thousand and $9 thousand for the respective nine months ended September 30, 2014 and 2013 (See Note 3).

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

As a result of these reviews, management determined that no impairment losses existed during the respective three and nine months ended September 30, 2014 and 2013.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $2.1 million and $1.4 million for the respective three months ended September 30, 2014 and 2013, and was $6.0 million and $2.9 million for the respective nine months ended September 30, 2014 and 2013.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance September 30, 2014
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	10,921	116	(113)	10,924
Manufacturing	11,327	—	(3,491)	7,836
Food processing	5,200	—	—	5,200
Coal terminal	—	5,084	—	5,084
Materials handling	2,520	1,526	—	4,046
Construction	2,244	234	—	2,478
Research	2,250	—	—	2,250
Agriculture	574	788	—	1,362
Computer	393	—	—	393
Aviation	—	279	—	279
Cleaning & maintenance	51	—	—	51
Transportation	48	—	—	48
Other	28	—	—	28
	54,966	8,027	(3,604)	59,389
Less accumulated depreciation	(5,380)	(6,041)	1,865	(9,556)
Total	$49,586	$1,986	$(1,739)	$49,833

The average estimated residual value for assets on operating leases was 44% and 42% of the assets’ original cost at September 30, 2014 and December 31, 2013, respectively. There were no operating leases in non-accrual status as of September 30, 2014 and December 31, 2013.

All of the Company’s leased property was acquired beginning in January 2012 through September 2014.

Direct financing leases:

As of September 30, 2014 and December 31, 2013, investment in direct financing leases consists of research equipment. The components of the Company’s investment in direct financing leases as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014	December 31, 2013
Total minimum lease payments receivable	$20	$54
Estimated residual values of leased equipment (unguaranteed)	—	—
Investment in direct financing leases	20	54
Less unearned income	—	(3)
Net investment in direct financing leases	$20	$51

As of September 30, 2014, unearned income relative to the Fund’s investment in direct financing leases was nominal. As of September 30, 2014 and December 31, 2013, there were no investments in direct financing leases in non-accrual status.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

At September 30, 2014, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2014	$2,201	$8	$2,209
Year ending December 31, 2015	9,621	12	9,633
2016	6,709	—	6,709
2017	4,649	—	4,649
2018	4,200	—	4,200
2019	1,526	—	1,526
Thereafter	677	—	677
	$29,583	$20	$29,603

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2014 and December 31, 2013, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 – 60
Transportation, rail	35 – 40
Marine vessel	20 – 30
Aviation	15 – 20
Manufacturing	10 – 15
Agriculture	7 – 10
Cleaning & maintenance	7 – 10
Construction	7 – 10
Food processing	7 – 10
Materials handling	7 – 10
Transportation	7 – 10
Research	5 – 7
Computer	3 – 5

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

During the respective three and nine months ended September 30, 2014 and 2013, the Managing Member and/or affiliates earned fees and commissions, and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital	$—	$978	$—	$2,370
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members’ capital	—	518	—	1,640
Administrative costs reimbursed to Managing Member and/or affiliates	374	173	1,019	464
Asset management fees to Managing Member	135	84	379	148
Acquisition and initial direct costs paid to Managing Member	118	376	374	1,094
	$627	$2,129	$1,772	$5,716

7. Syndication Costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. There were no syndication costs for the three and nine months ended September 30, 2014 as such efforts and related costs ceased upon the termination of the Fund’s offering on October 28, 2013. By comparison, syndication costs totaled $1.5 million and $4.0 million for the respective three and nine months ended September 30, 2013.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of September 30, 2014, the Company had no syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Non-recourse debt:

At September 30, 2014, non-recourse debt consists of notes payable to a financial institution. The note payments are due in monthly installments. Interest on the notes range from 1.89% to 3.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2014, gross operating lease rentals and future payments on direct financing leases totaled approximately $18.6 million over the remaining lease terms; and the carrying value of the pledged assets is $29.8 million. The notes mature from 2015 through 2020.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2014	$1,053	$124	$1,177
Year ending December 31, 2015	4,285	423	4,708
2016	3,805	308	4,113
2017	3,615	199	3,814
2018	3,476	94	3,570
2019	1,146	16	1,162
Thereafter	45	—	45
	$17,425	$1,164	$18,589

9. Long-term debt:

As of September 30, 2014, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

As of September 30, 2014 and December 31, 2013, borrowings under the Credit Facility were as follows (in thousands):

	September 30, 2014	December 31, 2013
Total available under the financing arrangement	$75,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(2,857)	(7,310)
Total remaining available under the working capital, acquisition and warehouse facilities	$72,143	$52,690

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2014, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2014, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $42.1 million, 0.46 to 1, and 17.97, respectively, as of September 30, 2014. As such, as of September 30, 2014, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. Since the effective date of its participation in the Credit Facility (May 25, 2012) through September 30, 2014, the Company has had no borrowings under the Credit Facility.

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

As of September 30, 2014, the investment program participants were ATEL 12, LLC, ATEL 14, LLC, the Company and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of September 30, 2014 and December 31, 2013.

11. Commitments:

At September 30, 2014, there were commitments to fund an approximate $2.5 million of investments in notes receivable and purchase an additional $2.5 million of lease assets. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

13. Members’ Capital:

A total of 6,620,221 Units and 6,620,971 Units were issued and outstanding at September 30, 2014 and December 31, 2013, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss shall be allocated 92.5% to the Other Members and 7.5% to the Managing Member. In accordance with the terms of the Operating Agreement, an additional allocation of income was made to the Manager during the three and nine months ended September 30, 2014 and 2013. The amount allocated was determined to bring the Manager’s ending capital account balance to zero at the end of the period.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. The Company commenced periodic distributions, based on cash flows from operations, during the first quarter of 2012.

Distributions to the Other Members for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Distributions declared	$1,490	$1,220	$4,469	$3,067
Weighted average number of Units outstanding	6,620,400	5,458,191	6,620,779	4,565,919
Weighted average distributions per Unit	$0.23	$0.22	$0.67	$0.67

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

14. Fair value measurements: - (continued)

At September 30, 2014 and December 31, 2013, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had no assets or liabilities that require measurement at fair value on a non-recurring basis.

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

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2014 and December 31, 2013, the calculated fair value of the Fund’s warrant portfolio approximated $640 thousand and $784 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2013	$784
Unrealized loss on warrants, net recorded during the period	(144)
Balance at September 30, 2014	$640

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2014 and December 31, 2013:

September 30, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $1,000.00
			Exercise price	$0.05 – $1,000.00
			Time to maturity (in years)	1.87 – 9.60
			Risk-free interest rate	0.51% – 2.48%
			Annualized volatility	16.04% – 100.00%

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

14. Fair value measurements: - (continued)

December 31, 2013
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.04 – $1,000.00
			Exercise price	$0.04 – $1,000.00
			Time to maturity (in years)	2.62 – 10.01
			Risk-free interest rate	0.61% – 3.04%
			Annualized volatility	17.80% – 100.00%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$7,152	$7,152	$—	$—	$7,152
Notes receivable, net	4,304	—	—	4,304	4,304
Investment in securities	125	—	—	125	125
Fair value of warrants	640	—	—	640	640
Financial liabilities:
Non-recourse debt	17,425	—	—	17,441	17,441
Long-term debt	2,068	—	—	2,136	2,136

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$12,749	$12,749	$—	$—	$12,749
Notes receivable, net	4,970	—	—	4,970	4,970
Investment in securities	32	—	—	32	32
Fair value of warrants	784	—	—	784	784
Financial liabilities:
Non-recourse debt	17,584	—	—	17,507	17,507
Long-term debt	2,068	—	—	2,056	2,056

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

As of September 30, 2014, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $248 thousand of such contributions (representing 32,950 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of September 30, 2014, 6,620,221 Units were issued and outstanding.

Results of Operations

The three months ended September 30, 2014 versus the three months ended September 30, 2013

The Company had net losses of $2 thousand and $606 thousand for the three months ended September 30, 2014 and 2013, respectively. Results for the third quarter of 2014 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2014 increased by $1.3 million, or 78%, as compared to the prior year period. The growth in total revenues was largely due to increases in operating lease revenues and gain on sales of lease assets and early termination of notes.

The increase in operating lease revenues totaled $881 thousand and was attributable to additional revenue from an approximate $30.7 million of operating lease assets acquired since September 30, 2013. Gain on sales of lease assets and early termination of notes increased by $405 thousand largely due to a $426 thousand gain recognized on the sale of a manufacturing equipment during the current year period.

Expenses

Total expenses for the third quarter of 2014 increased by $687 thousand, or 30%, as compared to the prior year period. The increase generally relates to the growth in total revenues and was largely a result of increases in depreciation expense, costs reimbursed to the Manager and/or affiliates and interest expense. Such increases in expenses were partially offset by a reduction in acquisition expense.

The increase in depreciation expense totaled $680 thousand and was attributable to the acquisition of approximately $30.7 million of operating lease assets during the past twelve months. Costs reimbursed to the Manager and/or affiliates increased by $201 thousand as a result of an increase in allocated costs consistent with the Fund’s expanded operations; and, interest expense increased by $88 thousand due to a $13.5 million increase in outstanding debt during the past twelve months.

Partially offsetting the aforementioned increases in expenses was a $282 thousand decrease in acquisition expense. The decrease in acquisition expense was largely a result of a period over period decline in lease acquisition activities.

The nine months ended September 30, 2014 versus the nine months ended September 30, 2013

The Company had net losses of $797 thousand and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively. Results for the first nine months of 2014 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2014 increased by $4.1 million, or 110%, as compared to the prior year period. The growth in total revenues was largely due to increases in operating lease revenues and gain on sales of lease assets and early termination of notes offset, in part, by an unrealized loss on fair valuation of warrants.

Operating lease revenues increased by $3.8 million primarily due to additional revenue from an approximate $30.7 million of operating lease assets acquired since September 30, 2013. Gain on sales of lease assets and early termination of notes increased by $416 thousand largely due to a $426 thousand gain recognized on the sale of a manufacturing equipment during the current year period.

Partially offsetting the aforementioned increases in revenues was a $144 thousand unrealized loss on fair valuation of warrants. Such unrealized loss was primarily attributable to the revaluation of certain warrant positions in the Fund’s portfolio.

Expenses

Total expenses for the first nine months of 2014 increased by $3.5 million, or 69%, as compared to the prior year period. The net increase in expenses was largely a result of increases in depreciation expense, costs reimbursed to the Manager and/or affiliates, interest expense and asset management fees paid to the Manager offset, in part, by a reduction in acquisition expense.

Depreciation expense increased by $3.1 million largely due to the acquistion of approximately $30.7 million of operating lease assets during the past twelve months. Costs reimbursed to the Manager and/or affiliates increased by $555 thousand as a result of an increase in allocated costs consistent with the Fund’s expanded operations. Interest expense increased by $357 thousand due to a $13.5 million increase in outstanding debt during the past twelve months; and, asset management fees to the Manager increased by $231 thousand as a result of the increase in managed assets and related rents.

Partially offsetting the aforementioned increases in expenses was an $879 thousand decrease in acquisition expense. The decrease in acquisition expense was largely due to the reassignment of such costs to certain affiliate leasing activities coupled with a period over period decline in lease acquisition activities.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $7.2 million and $12.7 million at September 30, 2014 and December 31, 2013, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net cash provided by (used in):
Operating activities	$2,217	$876	$4,781	$1,639
Investing activities	1,512	(7,199)	(5,386)	(12,259)
Financing activities	(728)	12,198	(4,992)	23,808
Net increase (decrease) in cash and cash equivalents	$3,001	$5,875	$(5,597)	$13,188

The three months ended September 30, 2014 versus the three months ended September 30, 2013

During the three months ended September 30, 2014, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company utilized borrowings of $2.7 million and realized $2.1 million of proceeds from the sale of lease assets during the period.

By comparison, during the three months ended September 30, 2013, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units, which totaled $10.9 million. During the same period, the Company also utilized borrowings of $4.7 million and realized $207 thousand of proceeds from the sales of lease assets and early termination of certain notes receivable.

During the respective three-month periods ended September 30, 2014 and 2013, cash was primarily used to pay down debt totaling $1.8 million and $378 thousand; and, to pay distributions to both Other Members and the Managing Member totaling $1.6 million and $1.2 million.

Cash was also used to acquire lease assets totaling $801 thousand and $7.7 million during the respective three months ended September 30, 2014 and 2013, and to fund investments in notes receivable totaling $193 thousand during the current year period. In addition, during the prior year period, cash totaling $1.6 million was used to pay commissions and other syndication costs associated with the offering.

The nine months ended September 30, 2014 versus the nine months ended September 30, 2013

During the nine months ended September 30, 2014, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company utilized borrowings of $3.6 million and realized $2.9 million of proceeds from the sale of lease assets and early termination of certain notes receivable during the period.

By comparison, during the nine months ended September 30, 2013, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units, which totaled $26.4 million. During the same period, the Company also utilized borrowings of $4.7 million and realized $540 thousand of proceeds from the sales of lease assets and early termination of certain notes receivable.

During the respective nine month-periods ended September 30, 2014 and 2013, cash was primarily used to acquire lease assets totaling $8.0 million and $13.5 million, and to fund $1.6 million and $300 thousand of investments in notes receivable. Cash was also used to pay distributions to both Other Members and the Managing Member — totaling $4.8 million and $3.0 million during the respective nine months ended September 30, 2014 and 2013; and, to pay down debt totaling $3.7 million and $791 thousand. Moreover, during the prior year period, cash totaling $3.2 million was used to pay commissions and other syndication costs associated with the offering.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2014. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of September 30, 2014, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $42.1 million, 0.46 to 1, and 17.97 to 1, respectively, as of September 30, 2014. As such, as of September 30, 2014, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

As previously discussed, the Fund became a party to the Credit Facility effective May 25, 2012. The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2014 (in thousands):

Net loss – GAAP basis	$(629)
Interest expense	484
Depreciation and amortization	7,445
Amortization of initial direct costs	64
Provision for credit losses	5
Unrealized gain on fair valuation of warrants	(640)
Principal payments received on direct financing leases	41
Principal payments received on notes receivable	1,929
EBITDA (for Credit Facility financial covenant calculation only)	$8,699

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

Non-Recourse Long-Term Debt

As of September 30, 2014 and December 31, 2013, the Company had non-recourse long-term debt totaling $17.4 million and $17.6 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. For detailed information on the Company’s debt obligations, see Notes 8 through 10 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Long-Term Debt

As of September 30, 2014, the Company had long-term debt totaling $2.1 million. The debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through September 2014.

Cash distributions were made by the Fund to Unitholders of record as of August 31, 2014 and paid through September 30, 2014. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2014 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Aug 2014	Jan 2014 – Sep 2014	4,465		—		4,465		0.67	6,620,862
		$9,829		$—		$9,829		$2.34
Source of distributions
Lease and loan payments and sales proceeds received		$9,829	100.00%	$—	0.00%	$9,829	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$9,829	100.00%	$—	0.00%	$9,829	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, and December 1, 2013 to August 31, 2014, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2014, there were commitments to fund an approximate $2.5 million of investments in notes receivable and purchase an additional $2.5 million of lease assets. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

Item 4. Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 13, 2014

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