Form 10-K
period 2014-12-31
ATEL 15, LLC
filed 2015-03-31
CIK 1519117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2015 was 6,615,221.

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

Through December 31, 2014, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $283 thousand of such contributions (representing 37,950 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of December 31, 2014, 6,615,221 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. In January 2012, the Fund made its first investment in a long-term operating lease. Through December 31, 2014, the Company had purchased equipment with a total acquisition price of $64.0 million which include equipment under a direct financing lease totaling $125 thousand. In addition, the Company had also funded investments in notes receivable totaling $9.1 million through December 31, 2014.

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

During 2014 and 2013, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2014	2013
Halliburton Overseas Limited	Marine vessel	24%	*
IBM Corporation	Manufacturing	*	16%
GE Aviation	Manufacturing	*	14%
The Kansas City Southern Railway Company	Transportation, rail	*	10%
*	Less than 10%

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2014 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Marine	$19,410	30.34%
Manufacturing	11,328	17.70%
Transportation, rail	11,266	17.61%
Food processing	5,200	8.13%
Coal terminal	5,084	7.95%
Materials handling	4,147	6.48%
Agriculture	3,462	5.41%
Construction	2,590	4.05%
Research	574	0.90%
Computers	393	0.61%
Other	530	0.82%
	$63,984	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Oil/Gas field services	$20,859	32.60%
Manufacturing	11,276	17.62%
Food & kindred products	5,200	8.13%
Utilities	5,084	7.95%
Wholesale nondurables	4,997	7.81%
Transportation, rail	4,220	6.60%
Business services	3,491	5.46%
Wholesale plastics	2,395	3.74%
Lumber/Wood	1,787	2.79%
Transportation	1,482	2.32%
Non-metallic materials	877	1.37%
Chemical/Allied products	842	1.32%
Industrial machinery	710	1.11%
Other	764	1.18%
	$63,984	100.00%

From inception through December 31, 2014, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Manufacturing	$3,491	$2,084	$1,932
Transportation, rail	336	217	49
Other	28	3	28
	$3,855	$2,304	$2,009

For further information regarding the Company’s equipment lease portfolio as of December 31, 2014, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Note Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2014 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computers	$2,743	30.24%
Manufacturing	1,684	18.57%
Furniture & fixtures	700	7.72%
Research	650	7.17%
Chemical processing	300	3.31%
Vending equipment	250	2.76%
Food processing	193	2.13%
Other	2,550	28.10%
	$9,070	100.00%

Industry of Lessee	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Manufacturing	$3,850	42.45%
Engineering/Management services	2,000	22.05%
Electronics	984	10.85%
Computer engines	800	8.82%
Business services	743	8.19%
Refuse system	250	2.76%
Telecommunications	250	2.76%
Food processing	193	2.12%
	$9,070	100.00%

From inception to December 31, 2014, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computers	$1,100	$725	$573
Manufacturing	434	272	263
Furniture & fixtures	300	—	385
Vending equipment	250	213	88
Chemical processing	200	102	145
	$2,284	$1,312	$1,454

For further information regarding the Company’s notes receivable as of December 31, 2014, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2014, a total of 1,774 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of December 31, 2014. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2014 valuation date. As of December 31, 2014, the value of the Company’s assets, calculated on this basis, was approximately $10.00 per Unit.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through December 2014. The rate for monthly distributions from 2014 operations was $0.075 per Unit for the period from January through December 2014. Likewise, the rate for monthly distributions from 2013 operations was $0.075 per Unit for the period from January through December 2013. The rate for each of the quarterly distributions paid in 2014 and 2013 was $0.225 per Unit.

Cash distributions were made by the Fund to Unitholders of record as of November 30, 2014 and paid through December 31, 2014. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2014 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011
(Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
		$11,316		$—		$11,316		$2.57
Source of distributions
Lease and loan payments and sales proceeds received		$11,316	100.00%	$—	0.00%	$11,316	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$11,316	100.00%	$—	0.00%	$11,316	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013 and December 1, 2013 to November 30, 2014, respectively.

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Through December 31, 2014, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $283 thousand of such contributions (representing 37,950 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of December 31, 2014, 6,615,221 Units were issued and outstanding.

Results of Operations

As of December 31, 2014 and 2013, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2014	2013
Oil/Gas extraction	32%	31%
Manufacturing	19%	22%

As previously mentioned, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10% or more) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, during 2014 and 2013 as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2014	2013
Halliburton Overseas Limited	Marine vessel	24%	*
IBM Corporation	Manufacturing	*	16%
GE Aviation	Manufacturing	*	14%
The Kansas City Southern Railway Company	Transportation, rail	*	10%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are from 6 to 106 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s leased property was acquired in the years 2012 through 2014. The utilization percentage of existing assets under lease was 100% as of December 31, 2014 and 2013, respectively.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2014 and 2013, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2014 versus 2013

The Company had net losses of $924 thousand and $1.2 million for the years ended December 31, 2014 and 2013, respectively. Results for 2014 reflect increases in both total expenses and total revenues when compared to the prior year results.

Revenues

Total revenues for 2014 increased by $4.4 million, or 70%, as compared to prior year. The increase in total revenues was largely due to the growth in operating lease revenues, an increase in gain on sales of lease assets and early termination of notes, and an incremental unrealized gain on fair valuation of warrants.

Operating lease revenues increased by $4.6 million as the Company realized twelve months of revenues from approximately $22.6 million of lease assets purchased during the fourth quarter of 2013 coupled with additional revenues from $8.7 million of lease assets purchased throughout the current year, primarily during the first six months. Gain on sales of lease assets and early termination of notes increased by $416 thousand largely due to a $426 thousand gain recognized on the sale of manufacturing equipment during the current year.

During 2014, the Company recorded unrealized gains of $64 thousand as compared to $784 thousand during the prior year. Although the 2014 gains were significantly lower compared to those of 2013, such gains increased the fair value of the warrants from $784 thousand at December 31, 2013 to $848 thousand at December 31, 2014. This change in market value was attributable to the required periodic revaluation of the warrants in the Company’s portfolio of investments. In this regard, the higher fair market value is related to an increase in the population of portfolio companies.

Expenses

Total expenses for 2014 increased by $4.1 million, or 55%, as compared to prior year. The net increase in expenses was largely a result of increases in depreciation expense, costs reimbursed to the Manager and/or affiliates, interest expense and asset management fees paid to the Manager offset, in part, by a reduction in acquisition expense.

Depreciation expense increased by $3.7 million as the Company recognized twelve months of depreciation on approximately $22.6 million of lease assets purchased during the fourth quarter of 2013 along with additional depreciation related to $8.7 million of lease assets purchased throughout the current year. Costs reimbursed to the Manager and/or affiliates increased by $677 thousand as a result of an increase in allocated costs consistent with the Fund’s expanded operations. Interest expense increased by $450 thousand as the Company incurred twelve months of interest expense relative to the $13.6 million increase in outstanding debt during the fourth quarter of 2013; and, asset management fees to the Manager increased by $235 thousand as a result of the increase in managed assets and related rents.

Partially offsetting the aforementioned increases in expenses was a $1.1 million decrease in acquisition expense. The decrease in acquisition expense was largely due to the reassignment of such costs to certain affiliate leasing activities coupled with a year over year decline in lease acquisition activities.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $7.2 million and $12.7 million at December 31, 2014 and 2013, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2014	2013
Net cash provided by (used in):
Operating activities	$6,772	$2,125
Investing activities	(5,609)	(36,894)
Financing activities	(6,698)	41,460
Net (decrease) increase in cash and cash equivalents	$(5,535)	$6,691

2014 versus 2013

During 2014, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company utilized borrowings of $4.7 million and realized $2.9 million of proceeds from sales of lease assets and early termination of certain notes receivable during the year.

By comparison, during 2013, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units, which totaled $32.9 million prior to repurchases and rescissions of Units. During the prior year, the Company also utilized borrowings of $18.7 million and realized $540 thousand of proceeds from sales of lease assets and early termination of certain notes receivable.

During both 2014 and 2013, cash was primarily used to acquire lease assets and fund investments in notes receivable, pay distributions and pay down debt. Cash used to acquire lease assets totaled $8.7 million and $36.1 million for 2014 and 2013, respectively; while cash used to fund investments in notes receivable totaled $1.6 million and $2.6 million. During the same respective years, the Company paid distributions totaling $6.4 million and $4.5 million, and paid down debt amounting to $5.0 million and $1.2 million. Moreover, during the prior year, cash totaling $4.3 million was used to pay commissions and other syndication costs associated with the offering.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of December 31, 2014. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of December 31, 2014, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $40.3 million, 0.48 to 1, and 17.14 to 1, respectively, as of December 31, 2014. As such, as of December 31, 2014, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

As previously discussed, the Fund became a party to the Credit Facility effective May 25, 2012. The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended December 31, 2014 (in thousands):

Net loss – GAAP basis	$(924)
Interest expense	577
Depreciation and amortization	8,034
Amortization of initial direct costs	85
Provision for credit losses	1
Unrealized gain on fair valuation of warrants	(64)
Principal payments received on direct financing leases	38
Principal payments received on notes receivable	2,141
EBITDA (for Credit Facility financial covenant calculation only)	$9,888

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

Non-Recourse Long-Term Debt

As of December 31, 2014 and 2013, the Company had non-recourse long-term debt totaling $17.4 million and $17.6 million, respectively. Such non-recourse notes payable does not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of December 31, 2014 and 2013, the Company had long-term debt totaling $2.1 million. The debt was utilized to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC (see Note 10 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data). The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

For detailed information on the Company’s debt obligations, see Notes 9 through 11 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through December 31, 2014. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2014, there were commitments to purchase lease assets totaling approximately $666 thousand. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements —  Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described below. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 16 through 37.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 15, LLC

We have audited the accompanying balance sheets of ATEL 15, LLC (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, changes in members’ capital, and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 15, LLC as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California March 27, 2015

ATEL 15, LLC

BALANCE SHEETS

DECEMBER 31, 2014 AND 2013
(In Thousands)

	2014	2013
ASSETS
Cash and cash equivalents	$7,214	$12,749
Accounts receivable, net of allowance for doubtful accounts of $1 at December 31, 2014 and $0 at December 31, 2013	166	240
Notes receivable, net of unearned interest income of $580 at December 31, 2014 and $790 at December 31, 2013	3,786	4,970
Investment in securities	125	32
Fair value of warrants	848	784
Investments in equipment and leases, net of accumulated depreciation of $11,524 at December 31, 2014 and $5,381 at December 31, 2013	48,823	49,731
Prepaid expenses and other assets	51	38
Total assets	$61,013	$68,544
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$51	$77
Affiliates	8	126
Accrued distributions to Other Members	625	620
Other	166	94
Non-recourse debt	17,362	17,584
Long-term debt	2,068	2,068
Unearned operating lease income and/or advance payments	421	258
Total liabilities	20,701	20,827
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	40,312	47,717
Total Members’ capital	40,312	47,717
Total liabilities and Members’ capital	$61,013	$68,544

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)

	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$9,630	$4,996
Direct financing leases	4	8
Interest on notes receivable	523	444
Gain on sales of lease assets and early termination of notes	441	25
Gain on sales or dispositions of securities	48	35
Unrealized gain on fair valuation of warrants	64	784
Other	52	43
Total revenues	10,762	6,335
Expenses:
Depreciation of operating lease assets	8,034	4,335
Asset management fees to Managing Member	491	256
Acquisition expense	312	1,449
Cost reimbursements to Managing Member and/or affiliates	1,376	699
Provision for credit losses	1	—
Amortization of initial direct costs	85	27
Interest expense	577	127
Professional fees	126	123
Outside services	55	59
Railcar maintenance	167	162
Bank charges	210	143
Other	252	180
Total expenses	11,686	7,560
Net loss	$(924)	$(1,225)
Net income (loss):
Managing Member	$483	$367
Other Members	(1,407)	(1,592)
	$(924)	$(1,225)
Net loss per Limited Liability Company Unit (Other Members)	$(0.21)	$(0.32)
Weighted average number of Units outstanding	6,619,939	5,050,609

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2012	3,358,770	$24,745	$—	$24,745
Capital contributions	3,294,401	32,944	—	32,944
Rescissions of Units	(7,200)	(68)	—	(68)
Repurchases of Units	(25,000)	(174)	—	(174)
Less selling commissions to affiliates	—	(2,958)	—	(2,958)
Syndication costs	—	(652)	—	(652)
Distributions to Other Members ($0.90 per Unit)	—	(4,528)	—	(4,528)
Distributions to Managing Member	—	—	(367)	(367)
Net (loss) income	—	(1,592)	367	(1,225)
Balance December 31, 2013	6,620,971	47,717	—	47,717
Repurchases of Units	(5,750)	(41)	—	(41)
Distributions to Other Members ($0.90 per Unit)	—	(5,957)	—	(5,957)
Distributions to Managing Member	—	—	(483)	(483)
Net (loss) income	—	(1,407)	483	(924)
Balance December 31, 2014	6,615,221	$40,312	$—	$40,312

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(In Thousands)

	2014	2013
Operating activities:
Net loss	$(924)	$(1,225)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(441)	(25)
Depreciation of operating lease assets	8,034	4,335
Amortization of initial direct costs	85	27
Provision for credit losses	1	—
Gain on sale of securities	(48)	(35)
Unrealized gain on fair valuation of warrants	(64)	(784)
Changes in operating assets and liabilities:
Accounts receivable	73	(176)
Prepaid expenses and other assets	(13)	(17)
Accounts payable, Managing Member	(26)	38
Accounts payable, other	72	(42)
Accrued liabilities, affiliates	(118)	(139)
Unearned fee income related to notes receivable	(22)	1
Unearned operating lease income and/or advance payments	163	167
Net cash provided by operating activities	6,772	2,125
Investing activities:
Purchases of equipment on operating leases	(8,670)	(36,139)
Purchase of securities	(93)	—
Proceeds from sales of lease assets and early termination of notes	2,898	540
Proceeds from sale of securities	48	35
Payments of initial direct costs	(328)	(95)
Principal payments received on direct financing leases	38	37
Note receivable advances	(1,643)	(2,593)
Principal payments received on notes receivable	2,141	1,321
Net cash used in investing activities	(5,609)	(36,894)
Financing activities:
Borrowings under non-recourse debt	4,728	16,649
Repayments under non-recourse debt	(4,950)	(1,163)
Borrowings under long-term debt	—	2,068
Selling commissions to affiliates	—	(2,911)
Syndication costs paid to Managing Member and affiliates	—	(1,354)
Distributions to Other Members	(5,952)	(4,191)
Distributions to Managing Member	(483)	(340)
Capital contributions	—	32,944
Rescissions of Units	—	(68)
Repurchases of Units	(41)	(174)
Net cash (used in) provided by financing activities	(6,698)	41,460
Net (decrease) increase in cash and cash equivalents	(5,535)	6,691
Cash and cash equivalents at beginning of year	12,749	6,058
Cash and cash equivalents at end of year	$7,214	$12,749
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$510	$117
Cash paid during the year for taxes	$8	$2
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$625	$620
Distributions payable to Managing Member at year-end	$50	$50

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

Through December 31, 2014, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $283 thousand of such contributions (representing 37,950 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of December 31, 2014, 6,615,221 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2014 and 2013, and the related statements of operations, changes in members’ capital and cash flows for the years ended December 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

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

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described below. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

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

The primary geographic region in which the Company seeks leasing and financing opportunities is North America. For the years ended December 31, 2014 and 2013, and as of December 31, 2014 and 2013, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $125 thousand and $32 thousand of purchased securities at December 31, 2014 and 2013, respectively. There were no sales or dispositions of securities during the years ended December 31, 2014 and 2013.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized gains of $64 thousand and $784 thousand on fair valuation of its warrants during 2014 and 2013, respectively. The unrealized gains recorded during 2014 increased the estimated fair value of the Company’s portfolio of warrants to $848 thousand at December 31, 2014 from $784 thousand at December 31, 2013. The Company also recognized gains on the net exercise of warrants totaling $48 thousand and $35 thousand for 2014 and 2013, respectively.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2014 and 2013, the related provision for state income taxes was $8 thousand and $1 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2014 and 2013 as follows (in thousands):

	2014	2013
Financial statement basis of net assets	$40,312	$47,717
Tax basis of net assets (unaudited)	43,489	52,902
Difference	$(3,177)	$(5,185)

The primary difference between the tax bases of net assets and the amounts recorded in the financial statements is the result of the difference in accounting for syndication costs used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Net loss per financial statements	$(924)	$(1,225)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(2,226)	(3,904)
Provision for losses and doubtful accounts	3	—
Adjustments to revenues	322	206
Adjustments to gain on sales of assets	644	2
Other	(756)	(784)
Loss per federal tax return (unaudited)	$(2,937)	$(5,705)

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements —  Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2014, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2014	2013
Oil/Gas extraction	32%	31%
Manufacturing	19%	22%

During 2014 and 2013, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2014	2013
Halliburton Overseas Limited	Marine vessel	24%	*
IBM Corporation	Manufacturing	*	16%
GE Aviation	Manufacturing	*	14%
The Kansas City Southern Railway Company	Transportation, rail	*	10%
*	Less than 10%

4. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 11 to 42 months and bear interest at rates ranging from 11.26% to 18.00% per annum. The notes are secured by the equipment financed. The notes mature from 2015 through 2017.

As of December 31, 2014, a note receivable with net recorded investment approximating $85 thousand was on non-accrual status and considered impaired relative to its payment terms. Such note was modified to defer the repayment of principal until November 1, 2014 while maintaining interest-only payments at its original rate of 12.00%. Upon the resumption of principal and interest payments in November 2014, the monthly payments were adjusted such that the ultimate total payments would reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on this note have been applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original terms of the non-accrual note totaled $7 thousand from June through December 2014. As of December 31, 2014, the note was current with respect to its restructured terms; and, management has determined that no adjustment was necessary to reflect fair value. As of February 2015, all outstanding balances on this note were repaid in full.

In addition to the aforementioned non-accrual note, two additional notes with net recorded investments of $77 thousand and $15 thousand, respectively, and each with a rate of 11.73%, were on non-accrual status at December 31, 2014. As of December 31, 2014, the notes were current and management had determined that no adjustment was necessary to reflect fair value. However, the respective notes remained on non-accrual status. Interest

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

not recorded relative to the original terms of the non-accrual notes totaled $1 thousand for the month of December 2014. Effective January 1, 2015, the notes were modified to defer the repayment of principal while maintaining interest-only payments at their original rates. As of July 1, 2015, the entire balance outstanding on these notes will be due. The payments will be adjusted such that the ultimate amounts paid will reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date.

No notes receivable were impaired or in non-accrual status as of December 31, 2013.

As of December 31, 2014, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2015	$2,201
2016	1,691
2017	458
4,350
Less: portion representing unearned interest income	(580)
3,770
Unamortized initial direct costs	16
Notes receivable, net	$3,786

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
IDC amortization – notes receivable	$17	$13
IDC amortization – lease assets	68	14
Total	$85	$27

5. Allowance for credit losses:

The allowance for credit losses as of December 31, 2014 totaled $1 thousand and was solely related to delinquent operating lease receivables. There was neither an allowance for credit losses nor delinquent amounts due to the Company as of December 31, 2013.

6. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2014
Net investment in operating leases	$49,586	$6,928	$(8,034)	$48,480
Net investment in direct financing leases	51	—	(38)	13
Initial direct costs, net of accumulated amortization of $85 at December 31, 2014 and $18 at December 31, 2013	94	304	(68)	330
Total	$49,731	$7,232	$(8,140)	$48,823

Additions to net investment in operating lease assets are stated at cost.

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

As a result of these reviews, management determined that no impairment losses existed during the years ended December 31, 2014 and 2013.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $8.0 million and $4.3 million for the years ended December 31, 2014 and 2013, respectively. IDC amortization expense related to operating leases and direct financing leases totaled $68 thousand and $14 thousand for the years ended December 31, 2014 and 2013, respectively (See Note 4).

All of the Company’s leased property was acquired beginning in January 2012 through December 2014.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance December 31, 2014
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	10,921	122	(113)	10,930
Manufacturing	11,327	—	(3,491)	7,836
Food processing	5,200	—	—	5,200
Coal terminal	—	5,084	—	5,084
Materials handling	2,520	1,627	—	4,147
Construction	2,244	346	—	2,590
Research	2,250	—	—	2,250
Agriculture	574	1,212	—	1,786
Computer	393	—	—	393
Aviation	—	279	—	279
Cleaning & maintenance	51	—	—	51
Transportation	48	—	—	48
Other	28	—	(28)	—
	54,966	8,670	(3,632)	60,004
Less accumulated depreciation	(5,380)	(8,034)	1,890	(11,524)
Total	$49,586	$636	$(1,742)	$48,480

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

The average estimated residual value for assets on operating leases was 44% and 42% of the assets’ original cost at December 31, 2014 and 2013, respectively. There were no operating leases in non-accrual status as of December 31, 2014 and 2013.

Direct financing leases:

As of December 31, 2014 and 2013, investment in direct financing leases consists of research equipment. The components of the Company’s investment in direct financing leases as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Total minimum lease payments receivable	$13	$54
Estimated residual values of leased equipment (unguaranteed)	—	—
Investment in direct financing leases	13	54
Less unearned income	—	(3)
Net investment in direct financing leases	$13	$51

As of December 31, 2014, unearned income relative to the Fund’s investment in direct financing leases was nominal. As of December 31, 2014 and 2013, there were no investments in direct financing leases in non-accrual status.

As of December 31, 2014, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2015	$9,752	$13	$9,765
2016	6,839	—	6,839
2017	4,747	—	4,747
2018	4,297	—	4,297
2019	1,607	—	1,607
Thereafter	677	—	677
	$27,919	$13	$27,932

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2014 and 2013, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 – 60
Transportation, rail	35 – 40
Marine vessel	20 – 30
Aviation	15 – 20
Manufacturing	10 – 15
Agriculture	7 – 10
Cleaning & maintenance	7 – 10
Construction	7 – 10
Food processing	7 – 10
Materials handling	7 – 10
Transportation	7 – 10
Research	5 – 7
Computer	3 – 5

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

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

During the years ended December 31, 2014 and 2013, the Managing Member and/or affiliates earned commissions and billed for reimbursements pursuant to the Operating Agreement as follows (in thousands):

	2014	2013
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members' capital	$—	$2,958
Reimbursement of other syndication costs to Managing Member and/or affiliates, deducted from Other Members' capital	—	652
Administrative costs reimbursed to Managing Member and/or affiliates	1,376	699
Asset management fees to Managing Member	491	256
Acquisition and initial direct costs paid to Managing Member	640	1,544
	$2,507	$6,109

8. Syndication costs:

Syndication costs are reflected as a reduction to Members’ capital as such costs are netted against the capital raised. The amount shown is primarily comprised of selling commissions as well as fees pertaining to the organization of the Fund, document preparation, regulatory filing fees, and accounting and legal costs. There were no syndication costs for the year ended December 31, 2014 as such efforts and related costs ceased upon the termination of the Fund’s offering on October 28, 2013. By comparison, syndication costs totaled $3.6 million for the year ended December 31, 2013.

The Operating Agreement places a limit for cost reimbursements to the Managing Member and/or affiliates. When added to selling commissions, such cost reimbursements may not exceed a total equal to 15% of all offering proceeds. As of December 31, 2014, the Company had no syndication costs in excess of the limitation. The limitation on the amount of syndication costs pursuant to the Operating Agreement is determined on the date of termination of the offering. At such time, the Manager guarantees repayment of any excess syndication costs (above the limitation) which it may have collected from the Company, which guarantee is without recourse or reimbursement by the Fund.

9. Non-recourse debt:

At December 31, 2014, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 1.89% to 3.66% per annum. The notes are secured by

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

9. Non-recourse debt: - (continued)

assignments of lease payments and pledges of assets. At December 31, 2014, gross operating lease rentals and future payments on direct financing leases totaled approximately $18.4 million over the remaining lease terms; and the carrying value of the pledged assets is $30.8 million. The notes mature from 2015 through 2020.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2015	$4,900	$443	$5,343
2016	4,130	313	4,443
2017	3,655	200	3,855
2018	3,486	94	3,580
2019	1,146	16	1,162
Thereafter	45	—	45
	$17,362	$1,066	$18,428

10. Long-term debt:

As of December 31, 2014, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

11. Borrowing facilities: - (continued)

As of December 31, 2014 and 2013, borrowings under the Credit Facility were as follows (in thousands):

	December 31, 2014	December 31, 2013
Total available under the financing arrangement	$75,000	$60,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(1,150)	(7,310)
Total remaining available under the working capital, acquisition and warehouse facilities	$73,850	$52,690

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2014, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2014, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $40.3 million, 0.48 to 1, and 17.14 to 1, respectively, as of December 31, 2014. As such, as of December 31, 2014, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. Since the effective date of its participation in the Credit Facility (May 25, 2012) through December 31, 2014, the Company has had no borrowings under the Credit Facility.

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

As of December 31, 2014, the investment program participants were ATEL 12, LLC, ATEL 14, LLC, the Company and ATEL 16, LLC. During the first quarter of 2015, ATEL 12, LLC was removed as a participant of the Credit Facility. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

11. Borrowing facilities: - (continued)

companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of December 31, 2014 and 2013.

12. Commitments:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At December 31, 2014, there were commitments to purchase lease assets totaling approximately $666 thousand. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company.

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

14. Members’ Capital:

A total of 6,615,221 Units and 6,620,971 Units were issued and outstanding as of December 31, 2014 and 2013, respectively, including the 50 Units issued to the Initial Limited Member (Managing Member). The Fund is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss shall be allocated 92.5% to

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

14. Members’ Capital: - (continued)

the Other Members and 7.5% to the Managing Member. In accordance with the terms of the Operating Agreement, an additional allocation of income was made to the Manager during the years ended December 31, 2014 and 2013. The amount allocated was determined to bring the Manager’s ending capital account balance to zero at the end of each period.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. The Company commenced periodic distributions, based on cash flows from operations, during the first quarter of 2012.

Distributions to the Other Members for the years ended December 31, 2014 and 2013 were as follows (in thousands, except as to Units and per Unit data):

	2014	2013
Distributions declared	$5,957	$4,528
Weighted average number of Units outstanding	6,619,939	5,050,609
Weighted average distributions per Unit	$0.90	$0.90

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

At December 31, 2014 and 2013, only the Company’s warrants were measured on a recurring basis. As of the same dates, the Company had no assets or liabilities that required measurement at fair value on non-recurring basis.

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

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

15. Fair value measurements: - (continued)

comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2014 and 2013, the calculated fair value of the Fund’s warrant portfolio approximated $848 thousand and $784 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2013	$784
Unrealized gain on warrants, net recorded during the year	64
Balance at December 31, 2014	$848

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at December 31, 2014 and 2013:

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $1,000.00
			Exercise price	$0.05 – $1,000.00
			Time to maturity (in years)	1.62 – 6.98
			Risk-free interest rate	0.50% – 1.97%
			Annualized volatility	25.67% – 100.00%

December 31, 2013
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.04 – $1,000.00
			Exercise price	$0.04 – $1,000.00
			Time to maturity (in years)	2.62 – 10.01
			Risk-free interest rate	0.61% – 3.04%
			Annualized volatility	17.80% – 100.00%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$7,214	$7,214	$—	$—	$7,214
Notes receivable, net	3,786	—	—	3,786	3,786
Investment in securities	125	—	—	125	125
Fair value of warrants	848	—	—	848	848
Financial liabilities:
Non-recourse debt	17,362	—	—	17,428	17,428
Long-term debt	2,068	—	—	2,170	2,170

	December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$12,749	$12,749	$—	$—	$12,749
Notes receivable, net	4,970	—	—	4,970	4,970
Investment in securities	32	—	—	32	32
Fair value of warrants	784	—	—	784	784
Financial liabilities:
Non-recourse debt	17,584	—	—	17,507	17,507
Long-term debt	2,068	—	—	2,056	2,056

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2014. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2014.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 64, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 61, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 56, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2014.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2014 and 2013 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the Manager.

Through December 31, 2014, $6.0 million of such commissions, excluding payments for Pennsylvania commissions, had either been accrued or paid to ASC. Of that amount, $5.0 million has been re-allowed to other broker/dealers.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2014, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Financial Services, LLC The Transamerica Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 50 Units ($500)	0.0008%

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 7 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2014 and 2013, the Company incurred audit and/or other fees with its principal auditors as follows (in thousands):

	2014	2013
Audit fees	$81	$100
Other fees	—	4
	$81	$104

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

Date: March 30, 2015

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 30, 2015
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 30, 2015
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 30, 2015

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.