Form 10-Q
period 2015-03-31
ATEL 15, LLC
filed 2015-05-15
CIK 1519117

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2015

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

The number of Limited Liability Company Units outstanding as of April 30, 2015 was 6,615,221.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014
(in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$7,482	$7,214
Accounts receivable, net of allowance for doubtful accounts of $1 at March 31, 2015 and $1 at December 31, 2014	151	166
Notes receivable, net of unearned interest income of $440 and allowance for credit losses of $27 at March 31, 2015 and net of unearned interest income of $580 and allowance for credit losses of $0 at December 31, 2014	3,227	3,786
Due from affiliate	733	—
Investment in securities	125	125
Fair value of warrants	848	848
Investments in equipment and leases, net of accumulated depreciation of $13,371 at March 31, 2015 and $11,524 at December 31, 2014	47,178	48,823
Prepaid expenses and other assets	60	51
Total assets	$59,804	$61,013
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$49	$51
Affiliates	—	8
Accrued distributions to Other Members	623	625
Other	179	166
Non-recourse debt	17,708	17,362
Long-term debt	2,068	2,068
Unearned operating lease income and/or advance payments	654	421
Total liabilities	21,281	20,701
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	38,523	40,312
Total Members’ capital	38,523	40,312
Total liabilities and Members’ capital	$59,804	$61,013

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS
ENDED MARCH 31, 2015 AND 2014
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Leasing and lending activities:
Operating leases	$2,528	$2,351
Direct financing leases	—	1
Interest on notes receivable	106	131
Gain on sales of lease assets and early termination of notes	68	31
Gain on sales or dispositions of securities	—	6
Unrealized loss on fair valuation of warrants	—	(140)
Other	18	16
Total revenues	2,720	2,396
Expenses:
Depreciation of operating lease assets	1,985	1,990
Asset management fees to Managing Member	140	124
Acquisition expense	(29)	246
Cost reimbursements to Managing Member and/or affiliates	374	309
Provision for credit losses	27	—
Amortization of initial direct costs	32	15
Interest expense	142	143
Professional fees	63	60
Outside services	17	21
Railcar maintenance	38	29
Bank charges	51	52
Other	60	70
Total expenses	2,900	3,059
Net loss	$(180)	$(663)
Net income (loss):
Managing Member	$121	$121
Other Members	(301)	(784)
	$(180)	$(663)
Net loss per Limited Liability Company Unit (Other Members)	$(0.05)	$(0.12)
Weighted average number of Units outstanding	6,615,221	6,620,971

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2015
(in thousands except units and per unit data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2013	6,620,971	$47,717	$—	$47,717
Repurchases of Units	(5,750)	(41)	—	(41)
Distributions to Other Members ($0.90 per Unit)	—	(5,957)	—	(5,957)
Distributions to Managing Member	—	—	(483)	(483)
Net (loss) income	—	(1,407)	483	(924)
Balance December 31, 2014	6,615,221	40,312	—	40,312
Distributions to Other Members ($0.22 per Unit)	—	(1,488)	—	(1,488)
Distributions to Managing Member	—	—	(121)	(121)
Net (loss) income	—	(301)	121	(180)
Balance March 31, 2015 (Unaudited)	6,615,221	$38,523	$—	$38,523

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2015 AND 2014
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(180)	$(663)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(68)	(31)
Depreciation of operating lease assets	1,985	1,990
Amortization of initial direct costs	32	15
Provision for credit losses	27	—
Gain on sale of securities	—	(6)
Unrealized loss on fair valuation of warrants	—	140
Changes in operating assets and liabilities:
Accounts receivable	15	(28)
Prepaid expenses and other assets	(9)	(22)
Accounts payable, Managing Member	(2)	(29)
Accounts payable, other	13	26
Accrued liabilities, affiliates	(741)	(442)
Unearned fee income related to notes receivable	(4)	(9)
Unearned operating lease income and/or advance payments	233	(114)
Net cash provided by operating activities	1,301	827
Investing activities:
Purchases of equipment on operating leases	(355)	(1,419)
Proceeds from sales of lease assets and early termination of notes	101	590
Proceeds from sale of securities	—	6
Payments of initial direct costs	(30)	(98)
Principal payments received on direct financing leases	13	10
Principal payments received on notes receivable	503	697
Net cash provided by (used in) investing activities	232	(214)
Financing activities:
Borrowings under non-recourse debt	1,558	—
Repayments under non-recourse debt	(1,212)	(908)
Distributions to Other Members	(1,490)	(1,486)
Distributions to Managing Member	(121)	(121)
Net cash used in financing activities	(1,265)	(2,515)
Net increase (decrease) in cash and cash equivalents	268	(1,902)
Cash and cash equivalents at beginning of period	7,214	12,749
Cash and cash equivalents at end of period	$7,482	$10,847
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$124	$150
Cash paid during the period for taxes	$2	$1
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$623	$624
Distributions payable to Managing Member at period-end	$50	$50
Purchases of equipment, included in accounts payable, other	$—	$36
Transfer of operating lease assets to affiliate	$—	$527

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

Through March 31, 2015, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $283 thousand of such contributions (representing 37,950 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of March 31, 2015, 6,615,221 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2015 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $125 thousand of purchased securities at both March 31, 2015 and December 31, 2014. There were no sales or dispositions of purchased securities during the three months ended March 31, 2015 and 2014.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company’s portfolio of warrants had an estimated fair value of $848 thousand at both March 31, 2015 and December 31, 2014. The Company did not record unrealized gains or losses on fair valuation of its warrants during the three months ended March 31, 2015. By comparison, the Company recorded $140 thousand of unrealized losses on fair valuation of its warrants during the prior year period. The Company also recognized gains on the net exercise of warrants totaling $6 thousand during the prior year period. There were no net exercise of warrants during the three months ended March 31, 2015.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. As of March 31, 2105, the terms of the notes receivable are from 30 to 42 months and bear interest at rates ranging from 11.26% to 18.00% per annum. The notes are secured by the equipment financed. The notes mature from 2015 through 2017.

As of December 31, 2014, the Company had three notes receivable which were on non-accrual status, one of which was fully paid on February 24, 2015 with the remaining two still on non-accrual status at March 31, 2015.

The note fully paid in February 2015 was originally placed on nonaccrual status during the second quarter of 2014. Such note had net recorded investment approximating $85 thousand as of December 31, 2014 and was considered impaired relative to its payment term. The term of this note was modified to defer the repayment of principal until November 1, 2014 while maintaining interest-only payments at its original rate of 12.00%. Upon the resumption of principal and interest payments in November 2014, the monthly payments were adjusted such that the ultimate total payments would reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on this note have been fully applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original term of the non-accrual note approximated $8 thousand from June 2014 to February 2015. The note has remained current with respect to its restructured term; and, management has determined that no adjustment was necessary to reflect fair value through its termination date. The Fund recognized gains of $52 thousand from the February 24, 2015 settlement of the note on proceeds of $81 thousand.

With regards to the two notes remaining on non-accrual status as of March 31, 2015, their combined net recorded investment totaled $89 thousand and $92 thousand as of March 31, 2015 and December 31, 2014, respectively. Both notes have a rate of 11.73%. As of March 31, 2015, management continued to deem the notes impaired and recorded fair value adjustments totaling $27 thousand to reflect the fair value of such notes at $62 thousand. There were no fair value adjustments at December 31, 2014. Effective January 1, 2015, the terms of these notes were modified to defer the repayment of principal while maintaining interest-only payments at their original rates. As of July 1, 2015, the entire balance outstanding on these notes will be due. The payments will be adjusted such that the ultimate amounts paid will reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on these nonaccrual notes have been fully applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original terms of the non-accrual notes approximated $3 thousand from December 2014 to March 2015.

As of March 31, 2015, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2015	$1,554
Year ending December 31, 2016	1,671
2017	458
3,683
Less: portion representing unearned interest income	(440)
3,243
Unamortized initial direct costs	11
Less: allowance for credit losses	(27)
Notes receivable, net	$3,227

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
IDC amortization – notes receivable	$4	$5
IDC amortization – lease assets	28	10
Total	$32	$15

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2013	$—	$—	$—	$—	$—	$—
Provision for credit losses	—	—	1	—	—	1
Balance December 31, 2014	—	—	1	—	—	1
Provision for credit losses	—	—	—	27	—	27
Balance March 31, 2015	$—	$—	$1	$27	$—	$28

Accounts receivable

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are currently due to the Company.

Allowances for doubtful accounts are typically established based upon their aging and historical charge off and collection experience and the creditworthiness of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease or note payments outstanding less than 90 days. Based upon management’s judgment, such leases or notes may be placed in non-accrual status. Leases or notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, revenues on operating leases are recognized on a cash basis. All payments received on amounts billed under direct financing leases and notes receivable are applied only against outstanding principal balances.

Financing receivables

In addition to the allowance established for delinquent accounts receivable, the total allowance related solely to financing receivables also includes anticipated impairment charges on notes receivable and direct financing leases.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

The asset underlying a direct financing lease contract is considered impaired if the estimated undiscounted future cash flows of the asset are less than its net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

March 31, 2015	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$27	$—	$27
Ending balance: individually evaluated for impairment	$27	$—	$27
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$3,254[1]	$—	$3,254
Ending balance: individually evaluated for impairment	$3,254	$—	$3,254
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $11 of unamortized initial direct costs.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

December 31, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$3,786[2]	$13	$3,799
Ending balance: individually evaluated for impairment	$3,786	$13	$3,799
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $16 of unamortized initial direct costs.

The Company evaluates the credit quality of its financing receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass – Any account whose lessee/debtor, co-lessee/debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody’s or S&P for either Senior Unsecured debt, Long Term Issuer rating or Issuer rating that are in the tiers of ratings generally recognized by the investment community as constituting an Investment Grade credit rating; or, has been determined by the Manager to be an Investment Grade Equivalent or High Quality Corporate Credit per its Credit Policy or has a Not Rated internal rating by the Manager and the account is not considered by the Chief Credit Officer of the Manager to fall into one of the three risk profiles below.

Special Mention – Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

Substandard – Any account that is inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Accounts that are so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Fund will sustain some loss as the likelihood of fully collecting all receivables may be questionable if the deficiencies are not corrected. Such accounts are on the Manager’s Credit Watch List.

Doubtful – Any account where the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Accordingly, an account that is so classified is on the Manager’s Credit Watch List, and has been declared in default and the Manager has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired notes and leases as applicable.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At March 31, 2015 and December 31, 2014, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Pass	$2,798	$2,911	$—	$13
Special mention	356	859	—	—
Substandard	89	—	—	—
Doubtful	—	—	—	—
Total	$3,243	$3,770	$—	$13

As of March 31, 2015, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	89	89	27	89	—
Total	$89	$89	$27	$89	$—

There were no impaired loans as of December 31, 2014.

At March 31, 2015 and December 31, 2014, investment in financing receivables is aged as follows (in thousands):

March 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$3,243	$3,243	$—
Total	$—	$—	$—	$—	$3,243	$3,243	$—

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$3,770	$3,770	$—
Finance leases	—	—	—	—	13	13	—
Total	$—	$—	$—	$—	$3,783	$3,783	$—

As of December 31, 2014, the Company had three notes receivable which were on non-accrual status, one of which was fully paid on February 24, 2015 with the remaining two still on non-accrual at March 31, 2015 (see Note 3).

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2015
Net investment in operating leases	$48,480	$351	$(1,985)	$46,846
Net investment in direct financing leases	13	—	(13)	—
Initial direct costs, net of accumulated amortization of $113 at March 31, 2015 and $85 at December 31, 2014	330	30	(28)	332
Total	$48,823	$381	$(2,026)	$47,178

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

As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2015 and 2014.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $2.0 million for each of the three months ended March 31, 2015 and 2014.

IDC amortization expense related to the Company’s operating leases and direct financing leases totaled $28 thousand and $10 thousand for the respective three months ended March 31, 2015 and 2014 (see Note 3).

All of the Company’s leased property was acquired beginning in January 2012 through March 2015.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance March 31, 2015
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	10,930	29	—	10,959
Manufacturing	7,836	—	—	7,836
Food processing	5,200	—	—	5,200
Coal terminal	5,084	—	—	5,084
Materials handling	4,147	—	—	4,147
Construction	2,590	—	—	2,590
Research	2,250	—	—	2,250
Agriculture	1,786	326	—	2,112
Aviation	279	—	—	279
Computer	393	—	(142)	251
Cleaning & maintenance	51	—	—	51
Transportation	48	—	—	48
	60,004	355	(142)	60,217
Less accumulated depreciation	(11,524)	(1,985)	138	(13,371)
Total	$48,480	$(1,630)	$(4)	$46,846

The average estimated residual value for assets on operating leases was 43% and 44% of the assets’ original cost at March 31, 2015 and December 31, 2014, respectively. There were no operating leases in non-accrual status as of March 31, 2015 and December 31, 2014.

Direct financing leases:

As of March 31, 2015, the Company had no investment in direct financing leases, as its remaining finance lease matured on January 1, 2015. As of December 31, 2014, such investment consists of research equipment with minimum lease payments totaling $13 thousand.

At March 31, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2015	$7,152
Year ending December 31, 2016	7,003
2017	4,911
2018	4,344
2019	1,654
2020	283
Thereafter	402
$25,749

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the respective three months ended March 31, 2015 and 2014, the Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Administrative costs reimbursed to Managing Member and/or affiliates	$374	$309
Asset management fees to Managing Member	140	124
Acquisition and initial direct costs paid to Managing Member	1	344
	$515	$777

7. Non-recourse debt:

At March 31, 2015, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 1.89% to 3.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2015, gross operating lease rentals and future payments on direct financing leases totaled approximately $18.7 million over the remaining lease terms; and the carrying value of the pledged assets is $33.3 million. The notes mature from 2015 through 2020.

The non-recourse debt does not contain any material financial covenants. The debt is secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties' signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company's good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2015	$4,346	$346	$4,692
Year ending December 31, 2016	5,030	327	5,357
2017	3,655	200	3,855
2018	3,486	94	3,580
2019	1,146	16	1,162
2020	45	—	45
	$17,708	$983	$18,691

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Long-term debt:

As of March 31, 2015, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

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

As of March 31, 2015 and December 31, 2014, borrowings under the Credit Facility were as follows (in thousands):

	March 31, 2015	December 31, 2014
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(1,135)	(1,150)
Total remaining available under the working capital, acquisition and warehouse facilities	$73,865	$73,850

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2015, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2015, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $38.5 million, 0.51 to 1, and 17.50 to 1, respectively,

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

as of March 31, 2015. As such, as of March 31, 2015, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. Since the effective date of its participation in the Credit Facility (May 25, 2012) through March 31, 2015, the Company has had no borrowings under the Credit Facility.

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

As of March 31, 2015, the investment program participants were ATEL 14, LLC, the Company and ATEL 16, LLC. During the first quarter of 2015, ATEL 12, LLC was removed as a participant of the Credit Facility. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of March 31, 2015 and December 31, 2014.

10. Commitments:

At March 31, 2015, there were commitments to fund an approximate $650 thousand of investments in notes receivable and purchase an additional $461 thousand of lease assets. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

12. Members’ Capital:

A total of 6,615,221 Units were issued and outstanding at both March 31, 2015 and December 31, 2014, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss shall be allocated 92.5% to the Other Members and 7.5% to the Managing Member. In accordance with the terms of the Operating Agreement, an additional allocation of income was made to the Manager during the three months ended March 31, 2015 and 2014. The amount allocated was determined to bring the Manager’s ending capital account balance to zero at the end of the period.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. The Company commenced periodic distributions, based on cash flows from operations, during the first quarter of 2012.

Distributions to the Other Members for the three months ended March 31, 2015 and 2014 were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2015	2014
Distributions declared	$1,488	$1,490
Weighted average number of Units outstanding	6,615,221	6,620,971
Weighted average distributions per Unit	$0.22	$0.23

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

At March 31, 2015 and December 31, 2014, only the Company’s warrants were measured on a recurring basis. During the first quarter of 2015, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired notes receivable. The Company had not recorded any nonrecurring fair value adjustments prior to the first quarter of 2015.

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

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio approximated $848 thousand at both March 31, 2015 and December 31, 2014. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2014	$848
Unrealized gain on warrants, net recorded during the period	—
Balance at March 31, 2015	$848

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. During the three months ended March 31, 2015, the Company had recorded fair value adjustments totaling $27 thousand relative to two impaired notes. The Company had no fair value adjustments relative to impaired notes receivable during prior year period and the subsequent last three quarters of 2014.

The fair value adjustments recorded during the current year period were non-recurring and were based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at March 31, 2015 (in thousands):

	March 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable, net	$62	$—	$—	$62

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and nonrecurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2015 and December 31, 2014:

March 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $1,000.00
			Exercise price	$0.05 – $1,000.00
			Time to maturity (in years)	1.37 – 6.74
			Risk-free interest rate	0.36% – 1.67%
			Annualized volatility	25.37% – 100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents' estimate of the value of collateral	$4,900 – $52,500
			Condition of collateral (equipment)	Poor to Average

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$7,482	$7,482	$—	$—	$7,482
Notes receivable, net	3,227	—	—	3,227	3,227
Investment in securities	125	—	—	125	125
Fair value of warrants	848	—	—	848	848
Financial liabilities:
Non-recourse debt	17,708	—	—	17,862	17,862
Long-term debt	2,068	—	—	2,217	2,217

	December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$7,214	$7,214	$—	$—	$7,214
Notes receivable, net	3,786	—	—	3,786	3,786
Investment in securities	125	—	—	125	125
Fair value of warrants	848	—	—	848	848
Financial liabilities:
Non-recourse debt	17,362	—	—	17,428	17,428
Long-term debt	2,068	—	—	2,170	2,170

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

As of March 31, 2015, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $283 thousand of such contributions (representing 37,950 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of March 31, 2015, 6,615,221 Units were issued and outstanding.

Results of Operations

The three months ended March 31, 2015 versus the three months ended March 31, 2014

The Company had net losses of $180 thousand and $663 thousand for the three months ended March 31, 2015 and 2014, respectively. Results for the first quarter of 2015 reflect an increase in total revenues and a decrease in total expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2015 increased by $324 thousand, or 14%, as compared to the prior year period. The growth in total revenues was largely due to an increase in operating lease revenues and the absence of unrealized losses on fair valuation of warrants during the current year period.

The increase in operating lease revenues totaled $177 thousand and was attributable to additional revenue from an approximate $7.6 million of operating lease assets acquired since March 31, 2014. The absence of unrealized losses during the current year period increased total revenues by $140 thousand when compared to the prior year period. Such amount was recorded as unrealized losses during the prior year period relative to the revaluation of certain warrant positions in the Fund’s portfolio.

Expenses

Total expenses for the first quarter of 2015 decreased by $159 thousand, or 5%, as compared to the prior year period. The net decrease in expenses was primarily the result of a reduction in acquisition expense partially offset by increases in costs reimbursed to the Manager and/or affiliates and provision for credit losses.

The decrease in acquisition expense totaled $275 thousand and was largely due to the reassignment of such costs to certain affiliate leasing activities coupled with a period over period decline in lease acquisition activities.

Partially offsetting the aforementioned decrease in expenses were increases in costs reimbursed to the Manager and/or affiliates and provision for credit losses totaling $65 thousand and $27 thousand, respectively. The increase in costs reimbursed to the Manager and/or affiliates was a result of an increase in allocated costs consistent with the Fund’s expanded operations; and, the increase in provision for credit losses was attributable to first quarter 2015 fair value adjustments relative to certain impaired notes receivable. There were no such fair value adjustments during the prior year period.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $7.5 million and $7.2 million at March 31, 2015 and December 31, 2014, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$1,301	$827
Investing activities	232	(214)
Financing activities	(1,265)	(2,515)
Net increase (decrease) in cash and cash equivalents	$268	$(1,902)

The three months ended March 31, 2015 versus the three months ended March 31, 2014

During the three months ended March 31, 2015 and 2014, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company utilized borrowings of $1.6 million during the three months ended March 31, 2015, and realized $101 thousand and $596 thousand of proceeds from the sale of lease assets and early termination of certain notes, and the disposition of investment securities during the respective three months ended March 31, 2015 and 2014.

During the respective three-month periods ended March 31, 2015 and 2014, cash was primarily used to pay down debt totaling $1.2 million and $908 thousand; and, to pay distributions to both Other Members and the Managing Member totaling $1.6 million for each period. Cash was also used to acquire lease assets totaling $355 thousand and $1.4 million during the same respective periods.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2015. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2015, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $38.5 million, 0.51 to 1, and 17.50 to 1, respectively, as of March 31, 2015. As such, as of March 31, 2015, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

As previously discussed, the Fund became a party to the Credit Facility effective May 25, 2012. The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2015 (in thousands):

Net loss – GAAP basis	$(441)
Interest expense	576
Depreciation and amortization	8,029
Amortization of initial direct costs	102
Provision for credit losses	28
Unrealized gain on fair valuation of warrants	(204)
Principal payments received on direct financing leases	41
Principal payments received on notes receivable	1,947
EBITDA (for Credit Facility financial covenant calculation only)	$10,078

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

Non-Recourse Long-Term Debt

As of March 31, 2015 and December 31, 2014, the Company had non-recourse long-term debt totaling $17.7 million and $17.4 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 through 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Long-Term Debt

As of March 31, 2015, the Company had long-term debt totaling $2.1 million. The debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through March 2015.

Cash distributions were made by the Fund to Unitholders of record as of February 28, 2015 and paid through March 31, 2015. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2015 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,862
Dec 2014 – Feb 2015	Jan 2015 – Mar 2015	1,490		—		1,490		0.23	6,615,221
		$12,806		$—		$12,806		$2.80
Source of distributions
Lease and loan payments and sales proceeds received		$12,806	100.00%	$—	0.00%	$12,806	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$12,806	100.00%	$—	0.00%	$12,806	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014 and December 1, 2014 to February 2015, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2015, there were commitments to fund an approximate $650 thousand of investments in notes receivable and purchase an additional $461 thousand of lease assets. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the Company’s critical accounting policies since December 31, 2014.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 14, 2015

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