Form 10-Q
period 2015-06-30
ATEL 15, LLC
filed 2015-08-14
CIK 1519117

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2015

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

The number of Limited Liability Company Units outstanding as of July 31, 2015 was 6,612,421.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014
(in thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$6,161	$7,214
Accounts receivable, net of allowance for doubtful accounts of $11 at June 30, 2015 and $1 at December 31, 2014	109	166
Notes receivable, net of unearned interest income of $350 and allowance for credit losses of $27 at June 30, 2015 and net of unearned interest income of $580 and allowance for credit losses of $0 at December 31, 2014	2,841	3,786
Due from affiliate	579	—
Investment in securities	125	125
Fair value of warrants	898	848
Investments in equipment and leases, net of accumulated depreciation of $15,375 at June 30, 2015 and $11,524 at December 31, 2014	45,601	48,823
Prepaid expenses and other assets	42	51
Total assets	$56,356	$61,013
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$49	$51
Affiliates	—	8
Accrued distributions to Other Members	623	625
Other	176	166
Non-recourse debt	16,270	17,362
Long-term debt	2,068	2,068
Unearned operating lease income and/or advance payments	328	421
Total liabilities	19,514	20,701
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	36,842	40,312
Total Members’ capital	36,842	40,312
Total liabilities and Members’ capital	$56,356	$61,013

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS
ENDED JUNE 30, 2015 AND 2014
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Leasing and lending activities:
Operating leases	$2,534	$2,384	$5,062	$4,735
Direct financing leases	—	1	—	2
Interest on notes receivable	94	133	200	264
(Loss) gain on sales of lease assets and early termination of notes	—	(10)	68	21
Gain on sales or dispositions of securities	6	37	6	43
Unrealized gain (loss) on fair valuation of warrants	50	(4)	50	(144)
Other	7	21	25	37
Total revenues	2,691	2,562	5,411	4,958
Expenses:
Depreciation of operating lease assets	2,004	2,001	3,989	3,991
Asset management fees to Managing Member	110	120	250	244
Acquisition expense	—	(157)	(29)	89
Cost reimbursements to Managing Member and/or affiliates	330	336	704	645
Provision for credit losses	10	44	37	44
Amortization of initial direct costs	31	18	63	33
Interest expense	144	143	286	286
Professional fees	16	18	79	78
Outside services	12	13	29	34
Railcar maintenance	22	54	60	83
Bank charges	43	53	94	105
Other	33	51	93	121
Total expenses	2,755	2,694	5,655	5,753
Net loss	$(64)	$(132)	$(244)	$(795)
Net income (loss):
Managing Member	$120	$120	$241	$241
Other Members	(184)	(252)	(485)	(1,036)
	$(64)	$(132)	$(244)	$(795)
Net loss per Limited Liability Company Unit (Other Members)	$(0.03)	$(0.04)	$(0.07)	$(0.16)
Weighted average number of Units outstanding	6,614,699	6,620,971	6,614,959	6,620,971

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2015
(in thousands except units and per unit data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2013	6,620,971	$47,717	$—	$47,717
Repurchases of Units	(5,750)	(41)	—	(41)
Distributions to Other Members ($0.90 per Unit)	—	(5,957)	—	(5,957)
Distributions to Managing Member	—	—	(483)	(483)
Net (loss) income	—	(1,407)	483	(924)
Balance December 31, 2014	6,615,221	40,312	—	40,312
Rescissions of Units	(800)	(6)	—	(6)
Repurchases of Units	(500)	(3)	—	(3)
Distributions to Other Members ($0.45 per Unit)	—	(2,976)	—	(2,976)
Distributions to Managing Member	—	—	(241)	(241)
Net (loss) income	—	(485)	241	(244)
Balance June 30, 2015 (Unaudited)	6,613,921	$36,842	$—	$36,842

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2015 AND 2014
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating activities:
Net loss	$(64)	$(132)	$(244)	$(795)
Adjustment to reconcile net loss to cash provided by operating activities:
Loss (gain) on sales of lease assets and early termination of notes	—	10	(68)	(21)
Depreciation of operating lease assets	2,004	2,001	3,989	3,991
Amortization of initial direct costs	31	18	63	33
Provision for credit losses	10	44	37	44
Gain on sale of securities	(6)	(37)	(6)	(43)
Unrealized (gain) loss on fair valuation of warrants	(50)	4	(50)	144
Changes in operating assets and liabilities:
Accounts receivable	32	(50)	47	(78)
Prepaid expenses and other assets	18	3	9	(19)
Accounts payable, Managing Member	—	(2)	(2)	(31)
Accounts payable, other	(3)	24	10	50
Accrued liabilities, affiliates	154	(245)	(587)	(687)
Unearned fee income related to notes receivable	(4)	(3)	(8)	(12)
Unearned operating lease income and/or advance payments	(326)	102	(93)	(12)
Net cash provided by operating activities	1,796	1,737	3,097	2,564
Investing activities:
Purchases of equipment on operating leases	(443)	(5,803)	(798)	(7,222)
Purchase of securities	—	(93)	—	(93)
Proceeds from sales of lease assets and early termination of notes	—	211	101	801
Proceeds from sale of securities	6	37	6	43
Payments of initial direct costs	(12)	(69)	(42)	(167)
Principal payments received on direct financing leases	—	10	13	20
Note receivable advances	—	(1,450)	—	(1,450)
Principal payments received on notes receivable	387	473	890	1,170
Net cash (used in) provided by investing activities	(62)	(6,684)	170	(6,898)
Financing activities:
Borrowings under non-recourse debt	—	865	1,558	865
Repayments under non-recourse debt	(1,438)	(1,005)	(2,650)	(1,913)
Distributions to Other Members	(1,488)	(1,489)	(2,978)	(2,975)
Distributions to Managing Member	(120)	(120)	(241)	(241)
Rescissions of Units	(6)	—	(6)	—
Repurchases of Units	(3)	—	(3)	—
Net cash used in financing activities	(3,055)	(1,749)	(4,320)	(4,264)
Net decrease in cash and cash equivalents	(1,321)	(6,696)	(1,053)	(8,598)
Cash and cash equivalents at beginning of period	7,482	10,847	7,214	12,749
Cash and cash equivalents at end of period	$6,161	$4,151	$6,161	$4,151
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$125	$141	$249	$291
Cash paid during the period for taxes	$20	$7	$22	$8
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$623	$624	$623	$624
Distributions payable to Managing Member at period-end	$50	$50	$50	$50
Purchases of equipment, included in accounts payable, other	$—	$5	$—	$5

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

Through June 30, 2015, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $292 thousand of such contributions (representing 39,250 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of June 30, 2015, 6,613,921 Units were issued and outstanding.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2015 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $125 thousand of purchased securities at both June 30, 2015 and December 31, 2014. There were no sales or dispositions of purchased securities during the three and six months ended June 30, 2015 and 2014.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. During both the three and six months ended June 30, 2015, the Company recorded unrealized gains of $50 thousand on fair valuation of its warrants. By comparison, the Company recorded unrealized losses of $4 thousand and $144 thousand on fair valuation of its warrants during the respective prior year periods. As of June 30, 2015 and December 31, 2014, the estimated fair value of the Company’s portfolio of warrants amounted to $898 thousand and $848 thousand. The Company also recognized gains on the net exercise of warrants totaling $6 thousand for both the three- and six-month periods ended June 30, 2015, and $37 thousand and $43 thousand for the respective three and six months ended June 30, 2014.

Per Unit data:

Net loss and distributions per Unit is based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The board will also allow companies to adopt the standard as of the original effective date, which is January 2017, if they are inclined to do so. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

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

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. As of June 30, 2015, the terms of the notes receivable are from 30 to 42 months and bear interest at rates ranging from 11.26% to 18.00% per annum. The notes are secured by the equipment financed. The notes mature from 2015 through 2017.

As of December 31, 2014, the Company had three notes receivable which were on non-accrual status, one of which was fully paid on February 24, 2015 with the remaining two still on non-accrual status at June 30, 2015.

The note fully paid in February 2015 was originally placed on non-accrual status during the second quarter of 2014. Such note had net recorded investment approximating $85 thousand as of December 31, 2014 and was considered impaired relative to its payment term. The term of this note was modified to defer the repayment of principal until November 1, 2014 while maintaining interest-only payments at its original rate of 12.00%. Upon the resumption of principal and interest payments in November 2014, the monthly payments were adjusted such that the ultimate total payments would reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on this note were fully applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original term of the non-accrual note approximated $8 thousand from June 2014 to February 2015. The note remained current with respect to its restructured term; and, management determined that no adjustment was necessary to reflect fair value through its termination date. The Fund recognized a gain of $52 thousand from the February 24, 2015 settlement of the note on proceeds of $81 thousand.

With regards to the two notes remaining on non-accrual status as of June 30, 2015, their combined net recorded investment totaled $86 thousand and $92 thousand as of June 30, 2015 and December 31, 2014, respectively. Both notes have a stated annual interest rate of 11.73%. There were no related fair value adjustments recorded through December 31, 2014. During the first quarter of 2015, the Company recorded $27 thousand of fair value adjustments. As of June 30, 2015, management continued to deem the notes impaired. However, there were no additional fair value adjustments at June 30, 2015. As of the same date, the fair value of such notes was $59 thousand. Effective January 1, 2015, the notes were modified to defer the repayment of principal while maintaining interest-only payments at their original rates through June 30, 2015. During the second quarter of 2015, an additional modification was made to the notes which extended the interest only payments through October 31, 2015. As of November 1, 2015, the entire balance outstanding on these notes will be due. The payments will be adjusted such that the ultimate amounts paid will reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on these non-accrual notes have been fully applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original terms of the non-accrual notes approximated $5 thousand from December 2014 to June 2015.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of June 30, 2015, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2015	$1,081
Year ending December 31, 2016	1,671
2017	458
3,210
Less: portion representing unearned interest income	(350)
2,860
Unamortized initial direct costs	8
Less: allowance for credit losses	(27)
Notes receivable, net	$2,841

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
IDC amortization – notes receivable	$3	$4	$7	$9
IDC amortization – lease assets	28	14	56	24
Total	$31	$18	$63	$33

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2013	$—	$—	$—	$—	$—	$—
Provision for credit losses	—	—	1	—	—	1
Balance December 31, 2014	—	—	1	—	—	1
Provision for credit losses	—	—	10	27	—	37
Balance June 30, 2015	$—	$—	$11	$27	$—	$38

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

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

June 30, 2015	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$27	$—	$27
Ending balance: individually evaluated for impairment	$27	$—	$27
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$2,868[1]	$—	$2,868
Ending balance: individually evaluated for impairment	$2,868	$—	$2,868
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $8 of unamortized initial direct costs.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At June 30, 2015 and December 31, 2014, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Pass	$2,774	$2,911	$—	$13
Special mention	—	859	—	—
Substandard	86	—	—	—
Doubtful	—	—	—	—
Total	$2,860	$3,770	$—	$13

As of June 30, 2015, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	86	86	27	88	—
Total	$86	$86	$27	$88	$—

There were no impaired loans as of December 31, 2014.

At June 30, 2015 and December 31, 2014, investment in financing receivables is aged as follows (in thousands):

June 30, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,860	$2,860	$—
Total	$—	$—	$—	$—	$2,860	$2,860	$—

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$3,770	$3,770	$—
Finance leases	—	—	—	—	13	13	—
Total	$—	$—	$—	$—	$3,783	$3,783	$—

As of December 31, 2014, the Company had three notes receivable which were on non-accrual status, one of which was fully paid on February 24, 2015 with the remaining two still on non-accrual at June 30, 2015 (see Note 3).

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2015
Net investment in operating leases	$48,480	$794	$(3,989)	$45,285
Net investment in direct financing leases	13	—	(13)	—
Initial direct costs, net of accumulated amortization of $141 at June 30, 2015 and $85 at December 31, 2014	330	42	(56)	316
Total	$48,823	$836	$(4,058)	$45,601

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

As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2015 and 2014.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment was $2.0 million for each of the three months ended June 30, 2015 and 2014 and was approximately $4.0 million for each of the six months ended June 30, 2015 and 2014.

IDC amortization expense related to the Company’s operating leases and direct financing leases totaled $28 thousand and $14 thousand for the respective three months ended June 30, 2015 and 2014, and $56 thousand and $24 thousand for the respective six months ended June 30, 2015 and 2014 (see Note 3).

All of the Company’s leased property was acquired beginning in January 2012 through June 2015.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance June 30, 2015
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	10,930	29	—	10,959
Manufacturing	7,836	—	—	7,836
Food processing	5,200	—	—	5,200
Coal terminal	5,084	—	—	5,084
Materials handling	4,147	—	—	4,147
Construction	2,590	—	—	2,590
Research	2,250	—	—	2,250
Agriculture	1,786	326	—	2,112
Aviation	279	443	—	722
Computer	393	—	(142)	251
Cleaning & maintenance	51	—	—	51
Transportation	48	—	—	48
	60,004	798	(142)	60,660
Less accumulated depreciation	(11,524)	(3,989)	138	(15,375)
Total	$48,480	$(3,191)	$(4)	$45,285

The average estimated residual value for assets on operating leases was 43% and 44% of the assets’ original cost at June 30, 2015 and December 31, 2014, respectively. There were no operating leases in non-accrual status as of June 30, 2015 and December 31, 2014.

Direct financing leases:

As of June 30, 2015, the Company had no investment in direct financing leases, as its remaining finance lease matured on January 1, 2015. As of December 31, 2014, such investment consisted of research equipment with minimum lease payments totaling $13 thousand.

At June 30, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Six months ending December 31, 2015	$4,964
Year ending December 31, 2016	7,051
2017	4,959
2018	4,392
2019	1,702
2020	330
Thereafter	609
$24,007

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the respective three and six months ended June 30, 2015 and 2014, the Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Administrative costs reimbursed to Managing Member and/or affiliates	$330	$336	$704	$645
Asset management fees to Managing Member	110	120	250	244
Acquisition and initial direct costs paid to Managing Member	12	(88)	13	256
	$452	$368	$967	$1,145

7. Non-recourse debt:

At June 30, 2015, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 1.89% to 3.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2015, gross operating lease rentals and future payments on direct financing leases totaled approximately $17.1 million over the remaining lease terms; and the carrying value of the pledged assets is $31.9 million. The notes mature from 2015 through 2020.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2015	$2,908	$220	$3,128
Year ending December 31, 2016	5,030	327	5,357
2017	3,655	200	3,855
2018	3,486	94	3,580
2019	1,146	16	1,162
2020	45	—	45
	$16,270	$857	$17,127

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Long-term debt:

As of June 30, 2015, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

9. Borrowing facilities:

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The Credit Facility was for an amount up to $60.0 million and set to expire in June 2014. During January 2014, the line was increased to $75.0 million, an affiliated participant added, and the expiration extended to June 2015. During April 2015, the line was reduced to $56.0 million and an affiliated company, ATEL 12, LLC, was removed effective December 30, 2014. At June 30, 2015, the line was further reduced to $41.1 million coincidental with a restructure of the lending group; and, the expiration extended to September 2015. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of June 30, 2015 and December 31, 2014, borrowings under the Credit Facility were as follows (in thousands):

	June 30, 2015	December 31, 2014
Total available under the financing arrangement	$41,067	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(1,120)	(1,150)
Total remaining available under the working capital, acquisition and warehouse facilities	$39,947	$73,850

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2015, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2015, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

ratio, as calculated per the Credit Facility agreement of $36.8 million, 0.50 to 1, and 17.29 to 1, respectively, as of June 30, 2015. As such, as of June 30, 2015, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. Since the effective date of its participation in the Credit Facility (May 25, 2012) through June 30, 2015, the Company has had no borrowings under the Credit Facility.

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

As of June 30, 2015, the investment program participants were ATEL 14, LLC, the Company and ATEL 16, LLC. Effective December 30, 2014, ATEL 12, LLC was formally removed as a participant of the Credit Facility. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of June 30, 2015 and December 31, 2014.

10. Commitments:

At June 30, 2015, there were commitments to fund an approximate $550 thousand of investments in notes receivable. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

12. Members’ Capital:

A total of 6,613,921 Units and 6,615,221 Units were issued and outstanding at June 30, 2015 and December 31, 2014, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss shall be allocated 92.5% to the Other Members and 7.5% to the Managing Member. In accordance with the terms of the Operating Agreement, an additional allocation of income was made to the Manager during the three and six months ended June 30, 2015 and 2014. The amount allocated was determined to bring the Manager’s ending capital account balance to zero at the end of the period.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. The Company commenced periodic distributions, based on cash flows from operations, during the first quarter of 2012.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Members’ Capital: - (continued)

Distributions to the Other Members for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Distributions declared	$1,488	$1,489	$2,976	$2,979
Weighted average number of Units outstanding	6,614,699	6,620,971	6,614,959	6,620,971
Weighted average distributions per Unit	$0.22	$0.22	$0.45	$0.45

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

At June 30, 2015 and December 31, 2014, only the Company’s warrants were measured on a recurring basis. In addition, during the first quarter of 2015, the Company recorded non-recurring adjustments to reflect the fair value of certain impaired notes receivable. The Company had not recorded any non-recurring fair value adjustments prior to the first quarter of 2015.

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

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio approximated $898 thousand and $848 thousand, respectively, at June 30, 2015 and December 31, 2014. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2014	$848
Unrealized gain on warrants, net recorded during the period	50
Balance at June 30, 2015	$898

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. During the first six months of 2015, the Company recorded fair value adjustments totaling $27 thousand relative to two impaired notes. Such adjustment was recorded during the first quarter of 2015. The Company had no fair value adjustments relative to impaired notes receivable during the first six months of 2014 and through December 31, 2014.

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

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2015 (in thousands):

	June 30, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable, net	$59	$—	$—	$59

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2015 and December 31, 2014:

June 30, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.15 – $1,000.00
			Exercise price	$0.05 – $1,000.00
			Time to maturity (in years)	1.12 – 8.85
			Risk-free interest rate	0.31% – 2.24%
			Annualized volatility	14.84% – 100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$4,900 – $52,474
			Condition of collateral (equipment)	Poor to Average

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $1,000.00
			Exercise price	$0.05 – $1,000.00
			Time to maturity (in years)	1.62 – 6.98
			Risk-free interest rate	0.50% – 1.97%
			Annualized volatility	25.67% – 100.00%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,161	$6,161	$—	$—	$6,161
Notes receivable, net	2,841	—	—	2,841	2,841
Investment in securities	125	—	—	125	125
Fair value of warrants	898	—	—	898	898
Financial liabilities:
Non-recourse debt	16,270	—	—	16,399	16,399
Long-term debt	2,068	—	—	2,230	2,230

	December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$7,214	$7,214	$—	$—	$7,214
Notes receivable, net	3,786	—	—	3,786	3,786
Investment in securities	125	—	—	125	125
Fair value of warrants	848	—	—	848	848
Financial liabilities:
Non-recourse debt	17,362	—	—	17,428	17,428
Long-term debt	2,068	—	—	2,170	2,170

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

As of June 30, 2015, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $292 thousand of such contributions (representing 39,250 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of June 30, 2015, 6,613,921 Units were issued and outstanding.

Results of Operations

The three months ended June 30, 2015 versus the three months ended June 30, 2014

The Company had net losses of $64 thousand and $132 thousand for the three months ended June 30, 2015 and 2014, respectively. Results for the second quarter of 2015 reflect increases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2015 increased by $129 thousand, or 5%, as compared to the prior year period. The growth in total revenues was largely due to an increase in operating lease revenues and a favorable change in the fair value of the Fund’s portfolio of warrants since June 30, 2014 offset, in part, by decreases in interest on notes receivable and gain on sales or dispositions of securities.

The increase in operating lease revenues totaled $150 thousand and was attributable to additional revenue from an approximate $2.3 million of operating lease assets acquired since June 30, 2014. The favorable change in the fair value of the Fund’s portfolio of warrants totaled $54 thousand and was attributable to the required periodic revaluation of the warrants in the Company’s portfolio of investments.

Partially offsetting the aforementioned increases in revenues were decreases in interest on notes receivable and in gain on sales or dispositions of securities totaling $39 thousand and $31 thousand, respectively. The decrease in interest on notes receivable was primarily due to the early termination of certain loans between the second quarter of 2014 and the first quarter of 2015; while the reduction in gain on sales or disposition of securities was a result of lower gains recognized on the net exercise of certain warrants.

Expenses

Total expenses for the second quarter of 2015 increased by $61 thousand, or 2%, as compared to the prior year period. The net increase in expenses was primarily the result of an unfavorable change in acquisition expense partially offset by decreases in provision for credit losses, railcar maintenance expense and other expense.

The unfavorable variance in acquisition expense totaled $157 thousand and was largely due to the year-to-date adjustment of allocated costs to more closely match acquisition activities among the Company and its affiliates. The prior year amount was likewise, the result of such periodic and similar review and adjustment.

Partially offsetting the aforementioned increase in expenses were decreases in provision for credit losses, railcar maintenance expense, and other expense totaling $34 thousand, $32 thousand, and $18 thousand, respectively. The decrease in provision for credit losses was attributable to the collection of delinquent amounts previously reserved. Railcar maintenance expense declined due to prior year period costs of repainting certain railcars in the Fund’s portfolio; and, the reduction in other expense was attributable to a decline in allocated business development costs.

The six months ended June 30, 2015 versus the six months ended June 30, 2014

The Company had net losses of $244 thousand and $795 thousand for the six months ended June 30, 2015 and 2014, respectively. Results for the first half of 2015 reflect an increase in total revenues and a decrease in total expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2015 increased by $453 thousand, or 9%, as compared to the prior year period. Such increase was largely due to the growth in operating lease revenues and a favorable change in the fair value of the Fund’s portfolio of warrants since June 30, 2014 offset, in part, by decreases in interest on notes receivable.

The increase in operating lease revenues totaled $327 thousand and was a result of additional revenue from an approximate $2.3 million of operating lease assets acquired since June 30, 2014. The favorable change in the fair value of the Fund’s portfolio of warrants totaled $194 thousand and was attributable to the required periodic revaluation of the warrants in the Company’s portfolio of investments.

Partially offsetting the aforementioned increases in revenues was a $64 thousand decrease in interest on notes receivable. Such decrease was primarily due to the early termination of certain loans between the second quarter of 2014 and the first quarter of 2015.

Expenses

Total expenses for the first half of 2015 decreased by $98 thousand, or 2%, as compared to the prior year period. The decrease was largely a result of a favorable change in acquisition expense and decreases in other expense and railcar maintenance expense offset, in part, by increases in cost reimbursements to the Manager and amortization of initial direct costs.

The favorable variance in acquisition expense totaled $118 thousand and was largely due to the year-to-date adjustment of allocated costs to more closely match acquisition activities among the Company and its affiliates. The prior year amount was likewise, the result of such periodic and similar review and adjustment. Moreover, other expense declined by $28 thousand largely due to a decline in allocated business development costs; and, railcar maintenance expense declined by $23 thousand as a result of prior year period costs of repainting certain railcars in the Fund’s portfolio.

Partially offsetting the aforementioned decreases in expenses were increases in costs reimbursed to the Manager and in amortization of initial direct costs totaling $59 thousand and $30 thousand, respectively. The increase in costs reimbursed to the Manager was a result of an increase in allocated costs consistent with the Fund’s expanded operations; and, the increase in amortization of initial direct costs was largely due to increased capitalized initial direct costs associated with equipment purchases and leases commenced since June 30, 2014.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $6.2 million and $7.2 million at June 30, 2015 and December 31, 2014, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net cash provided by (used in):
Operating activities	$1,796	$1,737	$3,097	$2,564
Investing activities	(62)	(6,684)	170	(6,898)
Financing activities	(3,055)	(1,749)	(4,320)	(4,264)
Net decrease in cash and cash equivalents	$(1,321)	$(6,696)	$(1,053)	$(8,598)

The three months ended June 30, 2015 versus the three months ended June 30, 2014

During the three months ended June 30, 2015 and 2014, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, during the prior year period, the Company utilized borrowings of $865 thousand and realized $211 thousand of proceeds from the sale of lease assets and early termination of certain notes receivable. There were no such borrowings or proceeds during the current year period.

During the same comparative periods, cash was primarily used to pay distributions, to pay down debt and to acquire lease assets. Distributions paid to both Other Members and the Managing Member totaled $1.6 million for each of the three months ended June 30, 2015 and 2014. Cash used to pay down debt totaled $1.4 million and $1.0 million for the respective three months ended June 30, 2015 and 2014; while lease assets acquired totaled $443 thousand and $5.8 million, respectively. In addition, during the prior year period, cash totaling $1.5 million was used to fund investments in notes receivable. There was no such funding activity during the current year period.

The six months ended June 30, 2015 versus the six months ended June 30, 2014

During the six months ended June 30, 2015 and 2014, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company utilized borrowings of $1.6 million and $865 thousand during the six months ended June 30, 2015 and 2014, and realized $101 thousand and $801 thousand, respectively, of proceeds from the sale of lease assets and early termination of certain notes receivable.

During the same comparative periods, cash was primarily used to pay distributions, to pay down debt and to acquire lease assets. Distributions paid to both Other Members and the Managing Member totaled $3.2 million for each of the six months ended June 30, 2015 and 2014. Cash used to pay down debt totaled $2.7 million and $1.9 million for the respective six months ended June 30, 2015 and 2014; while lease assets acquired totaled $798 thousand and $7.2 million, respectively. In addition, during the prior year period, cash totaling $1.5 million was used to fund investments in notes receivable. There was no such funding activity during the current year period.

Revolving credit facility

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The Credit Facility was for an amount up to $60.0 million and set to expire in June 2014. During January 2014, the line was increased to $75.0 million, an affiliated participant added, and the expiration extended to June 2015. During April 2015, the line was reduced to $56.0 million and an affiliated company, ATEL 12, LLC, was removed effective December 30, 2014. At June 30, 2015, the line was further reduced to $41.1 million coincidental with a restructure of the lending group; and, the expiration extended to September 2015. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of June 30, 2015. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of June 30, 2015, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $36.8 million, 0.50 to 1, and 17.29 to 1, respectively, as of June 30, 2015. As such, as of June 30, 2015, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended June 30, 2015 (in thousands):

Net loss – GAAP basis	$(373)
Interest expense	577
Depreciation and amortization	8,032
Amortization of initial direct costs	115
Reversal of provision for credit losses	(6)
Unrealized gain on fair valuation of warrants	(258)
Principal payments received on direct financing leases	31
Principal payments received on notes receivable	1,861
EBITDA (for Credit Facility financial covenant calculation only)	$9,979

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

Non-Recourse Long-Term Debt

As of June 30, 2015 and December 31, 2014, the Company had non-recourse long-term debt totaling $16.3 million and $17.4 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 through 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Long-Term Debt

As of June 30, 2015, the Company had long-term debt totaling $2.1 million. The debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through June 2015.

Cash distributions were made by the Fund to Unitholders of record as of May 31, 2015 and paid through June 30, 2015. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2015 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – May 2015	Jan 2015 – Jun 2015	2,978		—		2,978		0.45	6,615,111
		$14,294		$—		$14,294		$3.02
Source of distributions
Lease and loan payments and sales proceeds received		$14,294	100.00%	$—	0.00%	$14,294	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$14,294	100.00%	$—	0.00%	$14,294	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014 and December 1, 2014 to May 31, 2015, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2015, there were commitments to fund an approximate $550 thousand of investments in notes receivable. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The board will also allow companies to adopt the standard as of the original effective date, which is January 2017, if they are inclined to do so. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2015

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