Form 10-Q
period 2015-09-30
ATEL 15, LLC
filed 2015-11-12
CIK 1519117

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2015

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

The number of Limited Liability Company Units outstanding as of October 31, 2015 was 6,606,921.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(in thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$6,556	$7,214
Accounts receivable, net of allowance for doubtful accounts of $0 at September 30, 2015 and $1 at December 31, 2014	194	166
Notes receivable, net of unearned interest income of $266 and allowance for credit losses of $50 at September 30, 2015 and net of unearned interest income of $580 and allowance for credit losses of $0 at December 31, 2014	2,128	3,786
Investment in securities	125	125
Fair value of warrants	892	848
Investments in equipment and leases, net of accumulated depreciation of $17,379 at September 30, 2015 and $11,524 at December 31, 2014	43,568	48,823
Prepaid expenses and other assets	37	51
Total assets	$53,500	$61,013
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$55	$51
Affiliates	24	8
Accrued distributions to Other Members	622	625
Other	202	166
Non-recourse debt	14,821	17,362
Long-term debt	2,068	2,068
Unearned operating lease income and/or advance payments	620	421
Total liabilities	18,412	20,701
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	35,088	40,312
Total Members’ capital	35,088	40,312
Total liabilities and Members’ capital	$53,500	$61,013

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2015 AND 2014
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Leasing and lending activities:
Operating leases	$2,535	$2,377	$7,597	$7,112
Direct financing leases	—	1	—	3
Interest on notes receivable	79	137	279	401
Gain on sales of lease assets and early termination of notes	55	420	123	441
Gain on sales or dispositions of investment in securities	—	5	6	48
Unrealized (loss) gain on fair valuation of warrants	(6)	—	44	(144)
Other	14	9	39	46
Total revenues	2,677	2,949	8,088	7,907
Expenses:
Depreciation of operating lease assets	2,004	2,050	5,993	6,041
Asset management fees to Managing Member	137	135	387	379
Acquisition expense	14	61	(15)	150
Cost reimbursements to Managing Member and/or affiliates	303	374	1,007	1,019
Provision (reversal of provision) for credit losses	12	(39)	49	5
Amortization of initial direct costs	33	23	96	56
Interest expense	134	141	420	427
Professional fees	18	25	97	103
Outside services	16	10	45	44
Railcar maintenance	30	52	90	135
Bank charges	28	54	122	159
Other	53	65	146	186
Total expenses	2,782	2,951	8,437	8,704
Net loss	$(105)	$(2)	$(349)	$(797)
Net income (loss):
Managing Member	$121	$121	$362	$362
Other Members	(226)	(123)	(711)	(1,159)
	$(105)	$(2)	$(349)	$(797)
Net loss per Limited Liability Company Unit (Other Members)	$(0.03)	$(0.02)	$(0.11)	$(0.18)
Weighted average number of Units outstanding	6,610,682	6,620,400	6,613,517	6,620,779

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2015
(in thousands except units and per unit data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2013	6,620,971	$47,717	$—	$47,717
Repurchases of Units	(5,750)	(41)	—	(41)
Distributions to Other Members ($0.90 per Unit)	—	(5,957)	—	(5,957)
Distributions to Managing Member	—	—	(483)	(483)
Net (loss) income	—	(1,407)	483	(924)
Balance December 31, 2014	6,615,221	40,312	—	40,312
Rescissions of Units	(800)	(6)	—	(6)
Repurchases of Units	(7,500)	(45)	—	(45)
Distributions to Other Members ($0.67 per Unit)	—	(4,462)	—	(4,462)
Distributions to Managing Member	—	—	(362)	(362)
Net (loss) income	—	(711)	362	(349)
Balance September 30, 2015 (Unaudited)	6,606,921	$35,088	$—	$35,088

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2015 AND 2014
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating activities:
Net loss	$(105)	$(2)	$(349)	$(797)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(55)	(420)	(123)	(441)
Depreciation of operating lease assets	2,004	2,050	5,993	6,041
Amortization of initial direct costs	33	23	96	56
Provision (reversal of provision) for credit losses	12	(39)	49	5
Gain on sales or dispositions of investment in securities	—	(5)	(6)	(48)
Unrealized loss (gain) on fair valuation of warrants	6	—	(44)	144
Changes in operating assets and liabilities:
Accounts receivable	(74)	86	(27)	8
Prepaid expenses and other assets	5	(23)	14	(42)
Accounts payable, Managing Member	6	5	4	(26)
Accounts payable, other	26	(7)	36	43
Accrued liabilities, affiliates	603	153	16	(534)
Unearned fee income related to notes receivable	(5)	(6)	(13)	(18)
Unearned operating lease income and/or advance payments	292	402	199	390
Net cash provided by operating activities	2,748	2,217	5,845	4,781
Investing activities:
Purchases of equipment on operating leases	—	(801)	(798)	(8,023)
Purchase of securities	—	—	—	(93)
Proceeds from sales of lease assets and early termination of notes	580	2,095	681	2,896
Proceeds from sales or dispositions of investment in securities	—	5	6	48
Payments of initial direct costs	(1)	(57)	(43)	(224)
Principal payments received on direct financing leases	—	11	13	31
Note receivable advances	(250)	(193)	(250)	(1,643)
Principal payments received on notes receivable	417	452	1,307	1,622
Net cash provided by (used in) investing activities	746	1,512	916	(5,386)
Financing activities:
Borrowings under non-recourse debt	—	2,721	1,558	3,586
Repayments under non-recourse debt	(1,449)	(1,832)	(4,099)	(3,745)
Distributions to Other Members	(1,487)	(1,490)	(4,465)	(4,465)
Distributions to Managing Member	(121)	(121)	(362)	(362)
Rescissions of Units	—	—	(6)	—
Repurchases of Units	(42)	(6)	(45)	(6)
Net cash used in financing activities	(3,099)	(728)	(7,419)	(4,992)
Net increase (decrease) in cash and cash equivalents	395	3,001	(658)	(5,597)
Cash and cash equivalents at beginning of period	6,161	4,151	7,214	12,749
Cash and cash equivalents at end of period	$6,556	$7,152	$6,556	$7,152
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$115	$87	$364	$378
Cash paid during the period for taxes	$—	$—	$22	$8
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$622	$624	$622	$624
Distributions payable to Managing Member at period-end	$50	$50	$50	$50
Purchases of equipment, included in accounts payable, other	$—	$4	$—	$4

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

Through September 30, 2015, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $334 thousand of such contributions (representing 46,250 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of September 30, 2015, 6,606,921 Units were issued and outstanding.

The Fund, or Managing Member on behalf of the Fund, has and will continue to incur costs in connection with the organization, registration and issuance of the Units. The amount of such costs to be borne by the Fund is limited by certain provisions of the Operating Agreement.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to Unitholders, with any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provide additional cash distributions following the Reinvestment Period and until all investment portfolio assets have been sold or otherwise disposed. The Company is governed by its Operating Agreement.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2015 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $125 thousand of purchased securities at both September 30, 2015 and December 31, 2014. There were no sales or dispositions of purchased securities during the three and nine months ended September 30, 2015 and 2014.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. During the three and nine months ended September 30, 2015, the Company recorded unrealized losses of $6 thousand and unrealized gains of $44 thousand, respectively, on fair valuation of its warrants. By comparison, the Company recorded unrealized losses of $144 thousand on fair valuation of its warrants during the first nine months of 2014, none of which was related to the third quarter. As of September 30, 2015 and December 31, 2014, the estimated fair value of the Company’s portfolio of warrants amounted to $892 thousand and $848 thousand. The Company also recognized gains on the net exercise of warrants totaling $6 thousand for the nine-month period ended September 30, 2015, none of which was related to the third quarter. Such gains totaled $5 thousand and $48 thousand for the respective three and nine months ended September 30, 2014.

Per Unit data:

Net income (loss) and distributions per Unit is based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s financial statements or related disclosures.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. As of September 30, 2015, the terms of the notes receivable are from 30 to 42 months and bear interest at rates ranging from 11.26% to 18.00% per annum. The notes are secured by the equipment financed. The notes mature from 2015 through 2018.

As of December 31, 2014, the Company had three notes receivable which were on non-accrual status, one of which was fully paid on February 24, 2015 with the remaining two still on non-accrual status at September 30, 2015.

The note fully paid in February 2015 was originally placed on non-accrual status during the second quarter of 2014. Such note had a net recorded investment approximating $85 thousand as of December 31, 2014 and was considered impaired relative to its payment term. The term of this note was modified to defer the repayment of principal until November 1, 2014 while maintaining interest-only payments at its original rate of 12.00%. Upon the resumption of principal and interest payments in November 2014, the monthly payments were adjusted such that the ultimate total payments would reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on this note were fully applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original term of the non-accrual note approximated $8 thousand from June 2014 to February 2015. The note remained current with respect to its restructured term; and, management determined that no adjustment was necessary to reflect fair value through its termination date. The Fund recognized a gain of $52 thousand from the February 24, 2015 settlement of the note on proceeds of $81 thousand.

With regards to the two notes remaining on non-accrual status as of September 30, 2015, their combined net recorded investment totaled $83 thousand and $92 thousand as of September 30, 2015 and December 31, 2014, respectively. Both notes have a stated annual interest rate of 11.73%. There were no related fair value adjustments recorded through December 31, 2014. During the first nine months of 2015, the Company recorded $50 thousand of fair value adjustments, of which, $23 thousand was recorded during the third quarter. As of September 30, 2015, management continued to deem the notes impaired. As of the same date, the fair value of such notes was $33 thousand. Effective January 1, 2015, the notes were modified to defer the repayment of principal while maintaining interest-only payments at their original rates through June 30, 2015. During the second quarter of 2015, an additional modification was made to the notes which extended the interest only payments through October 31, 2015. As of November 1, 2015, the entire balance outstanding on these notes will be due. The payments will be adjusted such that the ultimate amounts paid will reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on these non-accrual notes have been fully applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original terms of the non-accrual notes approximated $6 thousand from December 2014 to September 2015.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of September 30, 2015, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2015	$531
Year ending December 31, 2016	1,469
2017	379
2018	60
2,439
Less: portion representing unearned interest income	(266)
2,173
Unamortized initial direct costs	5
Less: allowance for credit losses	(50)
Notes receivable, net	$2,128

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
IDC amortization – notes receivable	$4	$4	$11	$13
IDC amortization – lease assets	29	19	85	43
Total	$33	$23	$96	$56

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2013	$—	$—	$—	$—	$—	$—
Provision for credit losses	—	—	1	—	—	1
Balance December 31, 2014	—	—	1	—	—	1
(Reversal of) provision for credit losses	—	—	(1)	50	—	49
Balance September 30, 2015	$—	$—	$—	$50	$—	$50

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

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

September 30, 2015	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$50	$—	$50
Ending balance: individually evaluated for impairment	$50	$—	$50
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$2,178[1]	$—	$2,178
Ending balance: individually evaluated for impairment	$2,178	$—	$2,178
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $5 of unamortized initial direct costs.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At September 30, 2015 and December 31, 2014, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Pass	$2,090	$2,911	$—	$13
Special mention	—	859	—	—
Substandard	83	—	—	—
Doubtful	—	—	—	—
Total	$2,173	$3,770	$—	$13

As of September 30, 2015, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	83	83	50	86	—
Total	$83	$83	$50	$86	$—

There were no impaired loans as of December 31, 2014.

At September 30, 2015 and December 31, 2014, investment in financing receivables is aged as follows (in thousands):

September 30, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$2,173	$2,173	$—
Total	$—	$—	$—	$—	$2,173	$2,173	$—

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$3,770	$3,770	$—
Finance leases	—	—	—	—	13	13	—
Total	$—	$—	$—	$—	$3,783	$3,783	$—

As of December 31, 2014, the Company had three notes receivable which were on non-accrual status, one of which was fully paid on February 24, 2015 with the remaining two still on non-accrual at September 30, 2015 (see Note 3).

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2015
Net investment in operating leases	$48,480	$794	$(5,993)	$43,281
Net investment in direct financing leases	13	—	(13)	—
Initial direct costs, net of accumulated amortization of $170 at September 30, 2015 and $85 at December 31, 2014	330	42	(85)	287
Total	$48,823	$836	$(6,091)	$43,568

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

As a result of these reviews, management determined that no impairment losses existed during the three and nine months ended September 30, 2015 and 2014.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment was $2.0 million and $2.1 million for the respective three months ended September 30, 2015 and 2014, and was approximately $6.0 million for each of the nine months ended September 30, 2015 and 2014.

IDC amortization expense related to the Company’s operating leases and direct financing leases totaled $29 thousand and $19 thousand for the respective three months ended September 30, 2015 and 2014, and $85 thousand and $43 thousand for the respective nine months ended September 30, 2015 and 2014 (see Note 3).

All of the Company’s leased property was acquired beginning in January 2012 through September 2015.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance September 30, 2015
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	10,930	29	—	10,959
Manufacturing	7,836	—	—	7,836
Food processing	5,200	—	—	5,200
Coal terminal	5,084	—	—	5,084
Materials handling	4,147	—	—	4,147
Construction	2,590	—	—	2,590
Research	2,250	—	—	2,250
Agriculture	1,786	326	—	2,112
Aviation	279	443	—	722
Computer	393	—	(142)	251
Cleaning & maintenance	51	—	—	51
Transportation	48	—	—	48
	60,004	798	(142)	60,660
Less accumulated depreciation	(11,524)	(5,993)	138	(17,379)
Total	$48,480	$(5,195)	$(4)	$43,281

The average estimated residual value for assets on operating leases was 43% and 44% of the assets’ original cost at September 30, 2015 and December 31, 2014, respectively. There were no operating leases in non-accrual status as of September 30, 2015 and December 31, 2014.

Direct financing leases:

As of September 30, 2015, the Company had no investment in direct financing leases, as its remaining finance lease matured on January 1, 2015. As of December 31, 2014, such investment consisted of research equipment with minimum lease payments totaling $13 thousand.

At September 30, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Three months ending December 31, 2015	$2,186
Year ending December 31, 2016	7,051
2017	4,959
2018	4,392
2019	1,702
2020	330
Thereafter	609
$21,229

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the respective three and nine months ended September 30, 2015 and 2014, the Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Administrative costs reimbursed to Managing Member and/or affiliates	$303	$374	$1,007	$1,019
Asset management fees to Managing Member	137	135	387	379
Acquisition and initial direct costs paid to Managing Member	15	118	28	374
	$455	$627	$1,422	$1,772

7. Non-recourse debt:

At September 30, 2015, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 1.89% to 3.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2015, gross operating lease rentals and future payments on direct financing leases totaled approximately $15.6 million over the remaining lease terms; and the carrying value of the pledged assets is $30.6 million. The notes mature from 2015 through 2020.

The non-recourse debt does not contain any material financial covenants. The debt is secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2015	$1,459	$105	$1,564
Year ending December 31, 2016	5,030	327	5,357
2017	3,655	200	3,855
2018	3,486	94	3,580
2019	1,146	16	1,162
2020	45	—	45
	$14,821	$742	$15,563

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Long-term debt:

As of September 30, 2015, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

9. Borrowing facilities:

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The Credit Facility was for an amount up to $60.0 million and set to expire in June 2014. During January 2014, the line was increased to $75.0 million, an affiliated participant added, and the expiration extended to June 2015. During April 2015, the line was reduced to $56.0 million and an affiliated company, ATEL 12, LLC, was removed effective December 30, 2014. At June 30, 2015, the line was further reduced to $41.1 million coincidental with a restructure of the lending group; and, the expiration extended to September 2015. As of September 30, 2015, the Credit Facility was amended to increase the line to $75.0 million, add certain institutional fund affiliates as borrowers and extend the expiration date to June 30, 2017. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of September 30, 2015 and December 31, 2014, borrowings under the Credit Facility were as follows (in thousands):

	September 30, 2015	December 31, 2014
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(11,807)	(1,150)
Total remaining available under the working capital, acquisition and warehouse facilities	$63,193	$73,850

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2015, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2015, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $35.1 million, 0.48 to 1, and 17.27 to 1, respectively, as of September 30, 2015. As such, as of September 30, 2015, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. Since the effective date of its participation in the Credit Facility (May 25, 2012) through September 30, 2015, the Company has had no borrowings under the Credit Facility.

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

As of September 30, 2015, the investment program participants were ATEL 14, LLC, the Company and ATEL 16, LLC. Effective December 30, 2014, ATEL 12, LLC was formally removed as a participant of the Credit Facility. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of September 30, 2015 and December 31, 2014.

10. Commitments:

At September 30, 2015, there were commitments to fund an approximate $950 thousand of investments in notes receivable. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

12. Members’ Capital:

A total of 6,606,921 Units and 6,615,221 Units were issued and outstanding at September 30, 2015 and December 31, 2014, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss shall be allocated 92.5% to the Other Members and 7.5% to the Managing Member. In accordance with the terms of the Operating Agreement, an additional allocation of income was made to the Manager during the three and nine months ended September 30, 2015 and 2014. The amount allocated was determined to bring the Manager’s ending capital account balance to zero at the end of the period.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. The Company commenced periodic distributions, based on cash flows from operations, during the first quarter of 2012.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Members’ Capital: - (continued)

Distributions to the Other Members for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Distributions declared	$1,486	$1,490	$4,462	$4,469
Weighted average number of Units outstanding	6,610,682	6,620,400	6,613,517	6,620,779
Weighted average distributions per Unit	$0.22	$0.23	$0.67	$0.67

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

At September 30, 2015 and December 31, 2014, only the Company’s warrants were measured on a recurring basis. In addition, during the first nine months and the third quarter of 2015, the Company recorded non-recurring adjustments to reflect the fair value of certain impaired notes receivable. The Company had not recorded any non-recurring fair value adjustments prior to the first quarter of 2015.

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

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio approximated $892 thousand and $848 thousand, respectively, at September 30, 2015 and December 31, 2014. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2014	$848
Unrealized gain on warrants, net recorded during the period	44
Balance at September 30, 2015	$892

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. During the first nine months of 2015, the Company recorded fair value adjustments totaling $50 thousand relative to two impaired notes. Such adjustments were recorded during the first quarter and third quarter of 2015. The Company had no fair value adjustments relative to impaired notes receivable during the first nine months of 2014 and through December 31, 2014.

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

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2015 (in thousands):

	September 30, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable, net	$33	$—	$—	$33

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2015 and December 31, 2014:

September 30, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.15 – $1,000.00
			Exercise price	$0.05 – $1,000.00
			Time to maturity (in years)	0.87 – 8.60
			Risk-free interest rate	0.25% – 1.91%
			Annualized volatility	100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$5,174 – $12,065
			Condition of collateral (equipment)	Poor to Average

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $1,000.00
			Exercise price	$0.05 – $1,000.00
			Time to maturity (in years)	1.62 – 6.98
			Risk-free interest rate	0.50% – 1.97%
			Annualized volatility	25.67% – 100.00%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$6,556	$6,556	$—	$—	$6,556
Notes receivable, net	2,128	—	—	2,128	2,128
Investment in securities	125	—	—	125	125
Fair value of warrants	892	—	—	892	892
Financial liabilities:
Non-recourse debt	14,821	—	—	14,964	14,964
Long-term debt	2,068	—	—	2,258	2,258

	December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$7,214	$7,214	$—	$—	$7,214
Notes receivable, net	3,786	—	—	3,786	3,786
Investment in securities	125	—	—	125	125
Fair value of warrants	848	—	—	848	848
Financial liabilities:
Non-recourse debt	17,362	—	—	17,428	17,428
Long-term debt	2,068	—	—	2,170	2,170

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

Through September 30, 2015, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $334 thousand of such contributions (representing 46,250 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of September 30, 2015, 6,606,921 Units were issued and outstanding.

Results of Operations

The three months ended September 30, 2015 versus the three months ended September 30, 2014

The Company had net losses of $105 thousand and $2 thousand for the three months ended September 30, 2015 and 2014, respectively. Results for the third quarter of 2015 reflect decreases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2015 decreased by $272 thousand, or 9%, as compared to the prior year period. Such decline was largely due to decreases in gain on sales of lease assets and early termination of notes, and interest on notes receivable offset, in part, by an increase in operating lease revenues.

Gains recognized on sales of lease assets and early termination of notes declined by $365 thousand and was mainly due to a change in the mix of assets sold. The decrease in interest on notes receivable was primarily due to loan maturities and the early termination of certain loans since September 30, 2014.

Partially offsetting the aforementioned decreases in revenues was a $158 thousand increase in operating lease revenues. Such increase was largely attributable to additional revenue from an approximate $1.4 million of operating lease assets acquired since September 30, 2014.

Expenses

Total expenses for the third quarter of 2015 decreased by $169 thousand, or 6%, as compared to the prior year period. The net decrease in expenses was primarily the result of reductions in cost reimbursements paid to the Managing Member, acquisition expense, and depreciation expense partially offset by an increase in provision for credit losses.

The decrease in cost reimbursements paid to the Managing Member totaled $71 thousand and was a result of lower allocated costs based, in part, on the Fund’s declining asset base. The decline in acquisition expense totaled $47 thousand and was primarily attributable to the decline in lease and loan origination activities; and, the decline in depreciation expense totaled $46 thousand and was largely a result of run-off and sales of lease assets.

Partially offsetting the aforementioned decreases in expenses was a $51 thousand increase in provision for credit losses. Such increase was largely attributable to the fair value adjustments recorded on two impaired notes.

The nine months ended September 30, 2015 versus the nine months ended September 30, 2014

The Company had net losses of $349 thousand and $797 thousand for the nine months ended September 30, 2015 and 2014, respectively. Results for the first nine months of 2015 reflect an increase in total revenues and a decrease in total expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2015 increased by $181 thousand, or 2%, as compared to the prior year period. Such increase was largely due to the growth in operating lease revenues and a favorable change in unrealized gains or losses recorded on the Fund’s portfolio of warrants offset, in part, by decreases in gain on sales of lease assets and early termination of notes, and interest on notes receivable.

The increase in operating lease revenues totaled $485 thousand and was primarily a result of additional revenue from an approximate $1.4 million of operating lease assets acquired since September 30, 2014. The favorable change in unrealized gains or losses recorded on the Fund’s portfolio of warrants totaled $188 thousand and was attributable to the required periodic revaluation of the warrants in the Company’s portfolio of investments.

Partially offsetting the aforementioned increases in revenues were decreases in gain on sales of lease assets and early termination of notes, and interest on notes receivable totaling $318 thousand and $122 thousand, respectively. The decrease in gain on sales of lease assets and early termination of notes was mainly due to a reduction in volume and change in the mix of asset sold; while the reduction in interest on notes receivable was primarily due to loan maturities and the early termination of certain loans since September 30, 2014.

Expenses

Total expenses for the first nine months of 2015 decreased by $267 thousand, or 3%, as compared to the prior year period. The decrease was largely a result of a favorable change in acquisition expense and decreases in depreciation expense, railcar maintenance expense, other expense and bank charges offset, in part, by increases in the provision for credit losses and amortization of initial direct costs.

The favorable variance in acquisition expense totaled $165 thousand and was largely due to the year-to-date adjustment of allocated costs to more closely match acquisition activities among the Company and its affiliates. Depreciation expense declined by $48 thousand largely due to run-off and sales of lease assets; while railcar maintenance expense decreased by $45 thousand as the prior year period amount included costs of repainting certain railcars in the Fund’s portfolio. In addition, other expense was reduced by $40 thousand primarily due to a decrease in business development costs; and, bank charges declined by $37 thousand due to lower fees associated with the Fund’s Credit Facility.

Partially offseting the aforementioned decreases in expenses were increases in the provision for credit losses and amortization of initial direct costs totaling $44 thousand and $40 thousand, respectively. The increase in the provision for credit losses was largely attributable to the fair value adjustments recorded on two impaired notes; and, the increase in amortization of initial direct costs reflect higher incremental expenses related to newly capitalized initial direct costs associated with lease and loan originations since September 30, 2014.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $6.6 million and $7.2 million at September 30, 2015 and December 31, 2014, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net cash provided by (used in):
Operating activities	$2,748	$2,217	$5,845	$4,781
Investing activities	746	1,512	916	(5,386)
Financing activities	(3,099)	(728)	(7,419)	(4,992)
Net increase (decrease) in cash and cash equivalents	$395	$3,001	$(658)	$(5,597)

The three months ended September 30, 2015 versus the three months ended September 30, 2014

During the three months ended September 30, 2015 and 2014, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. The Company also realized $580 thousand and $2.1 million of proceeds from the sales of lease assets and/or the early termination of notes receivable during the respective three months ended September 30, 2015 and 2014. In addition, during the prior year period, the Company utilized borrowings of $2.7 million. There were no such borrowings during the current year period.

During the same comparative periods, cash was primarily used to pay distributions, to pay down debt and to fund investments in notes receivable. Distributions paid to both Other Members and the Managing Member totaled $1.6 million for each of the three months ended September 30, 2015 and 2014. Cash used to pay down debt totaled $1.4 million and $1.8 million for the respective three months ended September 30, 2015 and 2014; while cash used to fund investments in notes receivable totaled $250 thousand and $193 thousand, respectively. In addition, during the prior year period, cash was used to acquire $801 thousand of lease assets. There were no lease assets acquired during the current year period.

The nine months ended September 30, 2015 versus the nine months ended September 30, 2014

During the nine months ended September 30, 2015 and 2014, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company utilized borrowings of $1.6 million and $3.6 million during the respective nine months ended September 30, 2015 and 2014, and realized $681 thousand and $2.9 million, respectively, of proceeds from the sale of lease assets and early termination of certain notes receivable.

During the same comparative periods, cash was primarily used to pay distributions, pay down debt, acquire lease assets and fund investments in notes receivable. Distributions paid to both Other Members and the Managing Member totaled $4.8 million for each of the nine months ended September 30, 2015 and 2014.

Cash used to pay down debt totaled $4.1 million and $3.7 million for the respective nine months ended September 30, 2015 and 2014; while lease assets acquired totaled $798 thousand and $8.0 million, respectively. In addition, cash totaling $250 thousand and $1.6 million was used to fund investments in notes receivable during the respective nine months ended September 30, 2015 and 2014.

Revolving credit facility

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The Credit Facility was for an amount up to $60.0 million and set to expire in June 2014. During January 2014, the line was increased to $75.0 million, an affiliated participant added, and the expiration extended to June 2015. During April 2015, the line was reduced to $56.0 million and an affiliated company, ATEL 12, LLC, was removed effective December 30, 2014. At June 30, 2015, the line was further reduced to $41.1 million coincidental with a restructure of the lending group; and, the expiration extended to September 2015. As of September 30, 2015, the Credit Facility was amended to increase the line to $75.0 million, add certain institutional fund affiliates as borrowers and extend the expiration date to June 30, 2017. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2015. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of September 30, 2015, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $35.1 million, 0.48 to 1, and 17.27 to 1, respectively, as of September 30, 2015. As such, as of September 30, 2015, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2015 (in thousands):

Net loss – GAAP basis	$(476)
Interest expense	570
Depreciation and amortization	7,986
Amortization of initial direct costs	125
Provision for credit losses	45
Unrealized gain on fair valuation of warrants	(252)
Principal payments received on direct financing leases	20
Principal payments received on notes receivable	1,826
EBITDA (for Credit Facility financial covenant calculation only)	$9,844
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

Non-Recourse Long-Term Debt

As of September 30, 2015 and December 31, 2014, the Company had non-recourse long-term debt totaling $14.8 million and $17.4 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 through 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Long-Term Debt

As of September 30, 2015, the Company had long-term debt totaling $2.1 million. The debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through September 2015.

Cash distributions were made by the Fund to Unitholders of record as of August 31, 2015 and paid through September 30, 2015. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2015 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – Aug 2015	Jan 2015 – Sep 2015	4,465		—		4,465		0.68	6,614,390
		$15,781		$—		$15,781		$3.25
Source of distributions
Lease and loan payments and sales proceeds received		$15,781	100.00%	$—	0.00%	$15,781	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$15,781	100.00%	$—	0.00%	$15,781	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014 and December 1, 2014 to August 31, 2015, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2015, there were commitments to fund an approximate $950 thousand of investments in notes receivable. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s financial statements or related disclosures.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 12, 2015

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