Form 10-K
period 2015-12-31
ATEL 15, LLC
filed 2016-03-30
CIK 1519117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 29, 2016 was 6,606,921.

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

Through December 31, 2015, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $334 thousand of such contributions (representing 46,250 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of December 31, 2015, a total of 6,606,921 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. In January 2012, the Fund made its first investment in a long-term operating lease. Through December 31, 2015, the Company had purchased equipment with a total acquisition price of $64.8 million which include equipment under a direct financing lease totaling $125 thousand. In addition, the Company had also funded investments in notes receivable totaling $9.3 million through December 31, 2015.

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

During 2015 and 2014, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2015	2014
Halliburton Overseas Limited	Marine vessel	24%	24%
AEP Generating Company	Coal Terminal	11%	*
*	Less than 10%

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2015 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Marine	$19,410	29.96%
Manufacturing	11,328	17.49%
Transportation, rail	11,295	17.44%
Food Processing	5,200	8.03%
Coal terminal	5,084	7.85%
Material handling	4,147	6.40%
Agriculture	3,788	5.85%
Construction	2,590	4.00%
Research	574	0.89%
Aviation	443	0.68%
Computers	393	0.61%
Other	530	0.80%
	$64,782	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Oil/Gas field services	$20,859	32.20%
Manufacturing	11,276	17.41%
Food & kindred products	5,323	8.22%
Utilities	5,200	8.03%
Wholesale nondurables	5,084	7.85%
Transportation, rail	4,220	6.51%
Business services	3,491	5.39%
Wholesale plastics	2,395	3.70%
Lumber/Wood	1,787	2.76%
Transportation	1,482	2.29%
Non-metallic materials	877	1.35%
Chemical/Allied products	871	1.34%
Industrial machinery	710	1.10%
Other	1,207	1.85%
	$64,782	100.00%

From inception through December 31, 2015, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Manufacturing	$3,491	$2,084	$1,932
Transportation, rail	368	250	66
Computers	142	20	186
Other	153	3	179
	$4,154	$2,357	$2,363

For further information regarding the Company’s equipment lease portfolio as of December 31, 2015, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Note Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2015 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computers	$2,743	29.43%
Manufacturing	1,684	18.07%
Research	900	9.66%
Furniture & fixtures	700	7.51%
Chemical processing	300	3.22%
Vending equipment	250	2.68%
Food processing	193	2.07%
Other	2,550	27.36%
	$9,320	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Manufacturing	$3,850	41.31%
Engineering/Management services	2,000	21.46%
Electronics	1,234	13.24%
Computer engines	800	8.58%
Business services	743	7.97%
Refuse system	250	2.68%
Telecommunications	250	2.68%
Food processing	193	2.08%
	$9,320	100.00%

From inception to December 31, 2015, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computers	$1,200	$725	$691
Manufacturing	434	272	263
Furniture & fixtures	800	81	947
Research	250	34	271
Vending equipment	250	213	88
Chemical processing	200	102	145
Other	1,650	546	1,444
	$4,784	$1,973	$3,849

For further information regarding the Company’s notes receivable as of December 31, 2015, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2015, a total of 1,770 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, the Manager has calculated an estimated value per Unit as of December 31, 2015. The Manager estimates the Company’s per Unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated net asset value of the Company, the Manager then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2015 valuation date. As of December 31, 2015, the value of the Company’s assets, calculated on this basis, was approximately $9.34 per Unit.

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

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through December 2015. The rate for monthly distributions paid in 2015 and 2014 was $0.075 per Unit. The rate for each of the quarterly distributions paid in 2015 and 2014 was $0.225 per Unit.

Cash distributions were made by the Fund to Unitholders of record as of November 30, 2015 and paid through December 31, 2015. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the Prospectus under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2015 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011
(Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951		—		5,951		0.90	6,612,560
		$17,267		$—		$17,267		$3.47
Source of distributions
Lease and loan payments and sales proceeds received		$17,267	100.00%	$—	0.00%	$17,267	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$17,267	100.00%	$—	0.00%	$17,267	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014 and December 1, 2014 to November 30, 2015, respectively.

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Through December 31, 2015, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $334 thousand of such contributions (representing 46,250 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of December 31, 2015, a total of 6,606,921 Units were issued and outstanding.

Results of Operations

As of December 31, 2015 and 2014, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2015	2014
Oil/Gas extraction	32%	32%
Manufacturing	18%	19%

As previously mentioned, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10% or more) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, during 2015 and 2014 as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2015	2014
Halliburton Overseas Limited	Marine vessel	24%	24%
AEP Generating Company	Coal Terminal	11%	*
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are from 6 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s leased property was acquired in the years 2012 through 2015. The utilization percentage of existing assets under lease was 100% at both December 31, 2015 and 2014.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2015 and 2014, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2015 versus 2014

The Company had net losses of $393 thousand and $924 thousand for the years ended December 31, 2015 and 2014, respectively. Results for 2015 reflect decreases in both total revenues and total expenses when compared to prior year results.

Revenues

Total revenues for 2015 decreased by $79 thousand, or 1%, as compared to prior year. Such decrease was largely due to lower amounts of gain on sales of lease assets and early termination of notes, and interest on notes receivable coupled with an unfavorable change in unrealized gains or losses on fair valuation of warrants. The aforementioned decreases in revenues were partially offset by increases in operating lease revenues and gain on sales or dispositions of investment in securities.

The decrease in gain on sales of lease assets and early termination of notes totaled $306 thousand and was mainly due to a reduction in volume and change in the mix of assets sold; while the decline in interest on notes receivables was primarily due to loan maturities and the early termination of certain loans during the current year. Further, the unfavorable change in unrealized gains or losses recorded on the Fund’s portfolio of warrants totaled $142 thousand and was attributable to the required periodic revaluation of the warrants in the Company’s portfolio of investments.

Partially offsetting the aforementioned decreases in revenues was a $447 thousand growth in operating lease revenues and a $116 thousand increase in gain on sales or dispositions of investment in securities. Operating lease revenues grew as the Company realized twelve months of revenues from approximately $6.8 million of lease assets purchased during the latter half of 2014 coupled with additional revenues from $798 thousand of lease assets purchased during the current year. Gain on sales or dispositions of investment in securities improved as a result of increased gains realized on the net exercise of warrants.

Expenses

Total expenses for 2015 decreased by $610 thousand, or 5%, as compared to prior year. The decrease was largely a result of reductions in acquisition expense, cost reimbursements to the Manager and its affiliates, depreciation expense, bank charges, railcar maintenance costs and other expense offset, in part, by an increase in the provision for credit losses.

The reduction in acquisition expense totaled $311 thousand and was attributable to the decline in acquisition activities coupled with a year-to-date adjustment of allocated costs to more closely match acquisition activities among the Company and its affiliates. Costs reimbursed to the Manager and/or affiliates declined by $136 thousand as a result of lower allocated costs based, in part, on the Fund’s declining asset base. Depreciation expense decreased by $74 thousand largely due to run-off and sales of lease assets; while bank charges declined by $58 thousand primarily due to lower fees associated with the Fund’s Credit Facility.

In addition, railcar maintenance costs decreased by $54 thousand as the prior year period amount included costs of repainting certain railcars in the Fund’s portfolio; and, other expense was reduced by $49 thousand primarily due to a decrease in business development costs.

Partially offsetting the aforementioned decreases in expenses was an increase in the provision for credit losses totaling $50 thousand. Such increase was largely attributable to the fair value adjustments recorded on two impaired notes.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $5.6 million and $7.2 million at December 31, 2015 and 2014, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2015	2014
Net cash provided by (used in):
Operating activities	$7,596	$6,772
Investing activities	1,297	(5,609)
Financing activities	(10,484)	(6,698)
Net decrease in cash and cash equivalents	$(1,591)	$(5,535)

2015 versus 2014

During 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company utilized borrowings of $1.6 million and $4.7 million during the respective years ended December 31, 2015 and 2014, and realized proceeds from sales of lease assets and early termination of certain notes receivable totaling $714 thousand and $2.9 million, respectively.

During the same comparative periods, cash was primarily used to pay distributions, pay down debt, acquire lease assets and fund investments in notes receivable. Distributions paid to both Other Members and the Managing Member totaled $6.4 million for each of 2015 and 2014. Cash used to pay down debt totaled $5.6 million and $5.0 million for the respective years ended December 31, 2015 and 2014; while lease assets acquired totaled $798 thousand and $8.7 million, respectively. In addition, cash totaling $250 thousand and $1.6 million was used to fund investments in notes receivable during 2015 and 2014, respectively.

Revolving credit facility

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The Credit Facility was for an amount up to $60.0 million and set to expire in June 2014. During January 2014, the line was increased to $75.0 million, an affiliated participant added, and the expiration extended to June 2015. During April 2015, the line was reduced to $56.0 million and an affiliated company, ATEL 12, LLC, was removed effective December 30, 2014. At June 30, 2015, the line was further reduced to $41.1 million coincidental with a restructure of the lending group; and, the expiration extended to September 2015. As of September 30, 2015, the Credit Facility was amended to increase the line to $75.0 million, add certain institutional fund affiliates as borrowers and extend the expiration date to June 30, 2017. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of December 31, 2015. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of December 31, 2015, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $33.4 million, 0.46 to 1, and 18.44 to 1, respectively, as of December 31, 2015. As such, as of December 31, 2015, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

As previously discussed, the Fund became a party to the Credit Facility effective May 25, 2012. The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended December 31, 2015 (in thousands):

Net loss – GAAP basis	$(393)
Interest expense	544
Depreciation and amortization	7,960
Amortization of initial direct costs	126
Provision for credit losses	51
Unrealized loss on fair valuation of warrants	78
Principal payments received on direct financing leases	13
Principal payments received on notes receivable	1,655
EBITDA (for Credit Facility financial covenant calculation only)	$10,034

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

Non-Recourse Long-Term Debt

As of December 31, 2015 and 2014, the Company had non-recourse long-term debt totaling $13.4 million and $17.4 million, respectively. Such non-recourse notes payable does not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of December 31, 2015 and 2014, the Company had long-term debt totaling $2.1 million. The debt was utilized to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC (see Note 10 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data). The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

For detailed information on the Company’s debt obligations, see Notes 8 through 10 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through December 31, 2015. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2015, there were commitments to fund an approximate $900 thousand of investment in notes receivable. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 16 through 41.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 15, LLC

We have audited the accompanying balance sheets of ATEL 15, LLC (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, changes in members’ capital, and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 15, LLC as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California March 29, 2016

ATEL 15, LLC

BALANCE SHEETS

DECEMBER 31, 2015 AND 2014
(In Thousands)

	2015	2014
ASSETS
Cash and cash equivalents	$5,623	$7,214
Accounts receivable, net of allowance for doubtful accounts of $2 at December 31, 2015 and $1 at December 31, 2014	101	166
Notes receivable, net of unearned interest income of $210 and allowance for credit losses of $50 at December 31, 2015 and net of unearned interest income of $580 and allowance for credit losses of $0 at December 31, 2014	1,780	3,786
Investment in securities	283	125
Fair value of warrants	770	848
Investments in equipment and leases, net of accumulated depreciation of $19,335 at December 31, 2015 and $11,524 at December 31, 2014	41,552	48,823
Prepaid expenses and other assets	31	51
Total assets	$50,140	$61,013
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$51	$51
Affiliates	21	8
Accrued distributions to Other Members	623	625
Other	233	166
Non-recourse debt	13,362	17,362
Long-term debt	2,068	2,068
Unearned operating lease income and/or advance payments	345	421
Total liabilities	16,703	20,701
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	33,437	40,312
Total Members’ capital	33,437	40,312
Total liabilities and Members’ capital	$50,140	$61,013

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)

	2015	2014
Revenues:
Leasing and lending activities:
Operating leases	$10,077	$9,630
Direct financing leases	—	4
Interest on notes receivable	343	523
Gain on sales of lease assets and early termination of notes	135	441
Gain on sales or dispositions of investment in securities	164	48
Unrealized (loss) gain on fair valuation of warrants	(78)	64
Other	42	52
Total revenues	10,683	10,762
Expenses:
Depreciation of operating lease assets	7,960	8,034
Asset management fees to Managing Member	495	491
Acquisition expense	1	312
Cost reimbursements to Managing Member and/or affiliates	1,240	1,376
Provision for credit losses	51	1
Amortization of initial direct costs	126	85
Interest expense	544	577
Professional fees	129	126
Outside services	62	55
Railcar maintenance	113	167
Bank charges	152	210
Other	203	252
Total expenses	11,076	11,686
Net loss	$(393)	$(924)
Net income (loss):
Managing Member	$482	$483
Other Members	(875)	(1,407)
	$(393)	$(924)
Net loss per Limited Liability Company Unit (Other Members)	$(0.13)	$(0.21)
Weighted average number of Units outstanding	6,611,855	6,619,939

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2013	6,620,971	$47,717	$—	$47,717
Repurchases of Units	(5,750)	(41)	—	(41)
Distributions to Other Members ($0.90 per Unit)	—	(5,957)	—	(5,957)
Distributions to Managing Member	—	—	(483)	(483)
Net (loss) income	—	(1,407)	483	(924)
Balance December 31, 2014	6,615,221	40,312	—	40,312
Rescissions of Units	(800)	(6)	—	(6)
Repurchases of Units	(7,500)	(45)	—	(45)
Distributions to Other Members ($0.90 per Unit)	—	(5,949)	—	(5,949)
Distributions to Managing Member	—	—	(482)	(482)
Net (loss) income	—	(875)	482	(393)
Balance December 31, 2015	6,606,921	$33,437	$—	$33,437

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In Thousands)

	2015	2014
Operating activities:
Net loss	$(393)	$(924)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(135)	(441)
Depreciation of operating lease assets	7,960	8,034
Amortization of initial direct costs	126	85
Provision for credit losses	51	1
Gain on sales or dispositions of investment in securities	(164)	(48)
Unrealized (loss) gain on fair valuation of warrants	78	(64)
Changes in operating assets and liabilities:
Accounts receivable	64	73
Prepaid expenses and other assets	20	(13)
Accounts payable, Managing Member	—	(26)
Accounts payable, other	67	72
Accrued liabilities, affiliates	13	(118)
Unearned fee income related to notes receivable	(15)	(22)
Unearned operating lease income and/or advance payments	(76)	163
Net cash provided by operating activities	7,596	6,772
Investing activities:
Purchases of equipment on operating leases	(798)	(8,670)
Purchase of securities	—	(93)
Proceeds from sales of lease assets and early termination of notes	714	2,898
Proceeds from sales or dispositions of investment in securities	6	48
Payments of initial direct costs	(43)	(328)
Principal payments received on direct financing leases	13	38
Note receivable advances	(250)	(1,643)
Principal payments received on notes receivable	1,655	2,141
Net cash provided by (used in) investing activities	1,297	(5,609)
Financing activities:
Borrowings under non-recourse debt	1,558	4,728
Repayments under non-recourse debt	(5,558)	(4,950)
Distributions to Other Members	(5,951)	(5,952)
Distributions to Managing Member	(482)	(483)
Rescissions of Units	(6)	—
Repurchases of Units	(45)	(41)
Net cash used in financing activities	(10,484)	(6,698)
Net decrease in cash and cash equivalents	(1,591)	(5,535)
Cash and cash equivalents at beginning of year	7,214	12,749
Cash and cash equivalents at end of year	$5,623	$7,214
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$469	$510
Cash paid during the year for taxes	$22	$8
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$623	$625
Distributions payable to Managing Member at year-end	$50$ 50
Securities acquired through net exercise of warrants	$158	$—

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

Through December 31, 2015, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $334 thousand of such contributions (representing 46,250 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of December 31, 2015, a total of 6,606,921 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2015 and 2014, and the related statements of operations, changes in members’ capital and cash flows for the years ended December 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2015, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing and financing opportunities is North America. For the years ended December 31, 2015 and 2014, and as of December 31, 2015 and 2014, 100% of the Company’s operating revenues and long-lived assets are from customers domiciled in North America.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $283 thousand and $125 thousand of purchased securities at December 31, 2015 and 2014, respectively. There were no sales or dispositions of securities during the years ended December 31, 2015 and 2014.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized losses of $78 thousand and unrealized gains of $64 thousand on fair valuation of its warrants during 2015 and 2014, respectively. The unrealized losses recorded during 2015 reduced the estimated fair value of the Company’s portfolio of warrants to $770 thousand at December 31, 2015 from $848 thousand at December 31, 2014. The Company also recognized gains on the net exercise of warrants totaling $164 thousand and $48 thousand for 2015 and 2014, respectively.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2015 and 2014, the related provision for state income taxes was $34 thousand and $8 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2015 and 2014 as follows (in thousands):

	2015	2014
Financial statement basis of net assets	$33,437	$40,312
Tax basis of net assets (unaudited)	36,747	43,489
Difference	$(3,310)	$(3,177)

The primary difference between the tax bases of net assets and the amounts recorded in the financial statements is the result of the difference in accounting for syndication costs used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the loss reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Net loss per financial statements	$(393)	$(924)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(270)	(2,226)
Provision for losses and doubtful accounts	1	3
Adjustments to revenues	(314)	322
Adjustments to gain on sales of assets	(54)	644
Other	616	(756)
Loss per federal tax return (unaudited)	$(414)	$(2,937)

Per Unit data:

Net loss per Unit is based upon the weighted average number of Other Members Units outstanding during the year.

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

As of December 31, 2015, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2015	2014
Oil/Gas extraction	32%	32%
Manufacturing	18%	19%

During 2015 and 2014, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2015	2014
Halliburton Overseas Limited	Marine vessel	24%	24%
AEP Generating Company	Coal Terminal	11%	*
*	Less than 10%

4. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 30 to 42 months and bear interest at rates ranging from 11.26% to 18.00% per annum. The notes are secured by the equipment financed. The notes mature from 2016 through 2018. As of December 31, 2014, the Company had three notes receivable which were on non-accrual status, one of which was fully paid on February 24, 2015 with the remaining two still on non-accrual status at December 31, 2015.

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

With regards to the two notes remaining on non-accrual status as of December 31, 2015, their combined net recorded investment totaled $81 thousand and $92 thousand as of December 31, 2015 and 2014, respectively. Both notes have a

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

stated annual interest rate of 11.73%. There were no related fair value adjustments recorded through December 31, 2014. During 2015, the Company recorded $50 thousand of fair value adjustments. As of December 31, 2015, management continued to deem the notes impaired. As of the same date, the fair value of such notes was $31 thousand. Effective January 1, 2015, the notes were modified to defer the repayment of principal while maintaining interest-only payments at their original rates through June 30, 2015. During the second quarter of 2015, additional modifications were made which extended the interest only payments through October 31, 2015. Such date was further extended during the fourth quarter of 2015 to June 30, 2016. The entire balance outstanding on these notes is expected to be paid on July 1, 2016. The payments will be adjusted such that the ultimate amounts paid will reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on these non-accrual notes have been fully applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original terms of the non-accrual notes approximated $7 thousand from December 2014 to December 2015.

As of December 31, 2015, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2016	$1,598
2017	379
2018	60
2,037
Less: portion representing unearned interest income	(210)
1,827
Unamortized initial direct costs	3
Less: allowance for credit losses	(50)
Notes receivable, net	$1,780

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
IDC amortization – notes receivable	$13	$17
IDC amortization – lease assets	113	68
Total	$126	$85

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2013	$—	$—	$—	$—	$—	$—
Provision for credit losses	—	—	1	—	—	1
Balance December 31, 2014	—	—	1	—	—	1
Provision for credit losses	—	—	1	50	—	51
Balance December 31, 2015	$—	$—	$2	$50	$—	$52

Accounts receivable

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are currently due to the Company.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of December 31, 2015 and 2014 were as follows (in thousands):

December 31, 2015	Notes Receivable		Finance Leases	Total
Allowance for credit losses:
Ending balance	$50		$—	$50
Ending balance: individually evaluated for impairment	$50		$—	$50
Ending balance: collectively evaluated for impairment	$—		$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—		$—	$—
Financing receivables:
Ending balance	$1,830	(1)	$—	$1,830
Ending balance: individually evaluated for impairment	$1,830		$—	$1,830
Ending balance: collectively evaluated for impairment	$—		$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—		$—	$—
(1)	Includes $3 of unamortized initial direct costs.

December 31, 2014	Notes Receivable		Finance Leases	Total
Allowance for credit losses:
Ending balance	$—		$—	$—
Ending balance: individually evaluated for impairment	$—		$—	$—
Ending balance: collectively evaluated for impairment	$—		$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—		$—	$—
Financing receivables:
Ending balance	$3,786	(2)	$13	$3,799
Ending balance: individually evaluated for impairment	$3,786		$13	$3,799
Ending balance: collectively evaluated for impairment	$—		$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—		$—	$—
(2)	Includes $16 of unamortized initial direct costs.

The Company evaluates the credit quality of its financing receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass — Any account whose lessee/debtor, co-lessee/debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody’s or S&P for either Senior Unsecured debt, Long Term Issuer rating or Issuer rating that are in the tiers of ratings generally recognized by the investment community as constituting an Investment Grade credit rating; or, has been determined by the Manager to be an Investment Grade Equivalent or High Quality Corporate Credit per its Credit Policy or has a Not Rated internal rating by the Manager and the account is not considered by the Chief Credit Officer of the Manager to fall into one of the three risk profiles below.

Special Mention — Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

Substandard — Any account that is inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Accounts that are so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Fund will sustain some loss as the likelihood of fully collecting all receivables may be questionable if the deficiencies are not corrected. Such accounts are on the Manager’s Credit Watch List.

Doubtful — Any account where the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Accordingly, an account that is so classified is on the Manager’s Credit Watch List, and has been declared in default and the Manager has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired notes and leases as applicable.

At December 31, 2015 and 2014, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2015	2014	2015	2014
Pass	$1,746	$2,911	$—	$13
Special mention	—	859	—	—
Substandard	81	—	—	—
Doubtful	—	—	—	—
Total	$1,827	$3,770	$—	$13

As of December 31, 2015, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	81	81	50	85	—
Total	$81	$81	$50	$85	$—

There were no impaired loans as of December 31, 2014.

At December 31, 2015 and 2014, investment in financing receivables is aged as follows (in thousands):

December 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,827	$1,827	$—
Total	$—	$—	$—	$—	$1,827	$1,827	$—

December 31, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$3,770	$3,770	$—
Finance leases	—	—	—	—	13	13	—
Total	$—	$—	$—	$—	$3,783	$3,783	$—

As of December 31, 2014, the Company had three notes receivable which were on non-accrual status, one of which was fully paid on February 24, 2015 with the remaining two still on non-accrual at December 31, 2015 (see Note 4).

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2015
Net investment in operating leases	$48,480	$773	$(7,960)	$41,293
Net investment in direct financing leases	13	—	(13)	—
Initial direct costs, net of accumulated amortization of $187 at December 31, 2015 and $85 at December 31, 2014	330	42	(113)	259
Total	$48,823	$815	$(8,086)	$41,552

Additions to net investment in operating lease assets are stated at cost.

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

As a result of these reviews, management determined that no impairment losses existed during the years ended December 31, 2015 and 2014.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $8.0 million for both years ended December 31, 2015 and 2014. IDC amortization expense related to operating leases and direct financing leases totaled $113 thousand and $68 thousand for the years ended December 31, 2015 and 2014, respectively (See Note 4).

All of the Company’s leased property was acquired beginning in January 2012 through December 2015.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance December 31, 2015
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	10,930	29	(32)	10,927
Manufacturing	7,836	—	—	7,836
Food processing	5,200	—	—	5,200
Coal terminal	5,084	—	—	5,084
Materials handling	4,147	—	—	4,147
Construction	2,590	—	—	2,590
Research	2,250	—	—	2,250
Agriculture	1,786	326	—	2,112
Aviation	279	443	—	722
Computer	393	—	(142)	251
Cleaning & maintenance	51	—	—	51
Transportation	48	—	—	48
	60,004	798	(174)	60,628
Less accumulated depreciation	(11,524)	(7,960)	149	(19,335)
Total	$48,480	$(7,162)	$(25)	$41,293

The average estimated residual value for assets on operating leases was 43% and 44% of the assets’ original cost at December 31, 2015 and 2014, respectively. There were no operating leases in non-accrual status as of December 31, 2015 and 2014.

Direct financing leases:

As of December 31, 2015, the Company had no investment in direct financing leases, as its remaining finance lease matured on January 1, 2015. As of December 31, 2014, such investment consisted of research equipment with minimum lease payments totaling $13 thousand.

As of December 31, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Year ending December 31, 2016	$7,048
2017	4,959
2018	4,392
2019	1,702
2020	330
Thereafter	609
$19,040

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2015 and 2014, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

During the years ended December 31, 2015 and 2014, the Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	2015	2014
Administrative costs reimbursed to Managing Member and/or affiliates	$1,240	$1,376
Asset management fees to Managing Member	495	491
Acquisition and initial direct costs paid to Managing Member	44	640
	$1,779	$2,507

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt:

At December 31, 2015, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 1.89% to 3.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2015, gross operating lease rentals totaled approximately $14.0 million over the remaining lease terms; and the carrying value of the pledged assets is $26.2 million. The notes mature from 2016 through 2020.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2016	$5,030	$327	$5,357
2017	3,655	200	3,855
2018	3,486	94	3,580
2019	1,146	16	1,162
2020	45	—	45
	$13,362	$637	$13,999

9. Long-term debt:

As of December 31, 2015, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

10. Borrowing facilities:

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. The Credit Facility was for an amount up to $60.0 million and set to expire in June 2014. During January 2014, the line was increased to $75.0 million, an affiliated participant added, and the expiration extended to June 2015. During April 2015, the line was reduced to $56.0 million and an affiliated company, ATEL 12, LLC, was removed effective December 30, 2014. At June 30, 2015, the line was further reduced to $41.1 million coincidental with a restructure of the lending group; and, the expiration extended to September 2015. As of September 30, 2015, the Credit Facility was amended to increase the line to $75.0 million, add certain institutional fund affiliates as borrowers and extend the

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

10. Borrowing facilities: - (continued)

expiration date to June 30, 2017. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of December 31, 2015 and 2014, borrowings under the Credit Facility were as follows (in thousands):

	2015	2014
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(1,090)	(1,150)
Total remaining available under the working capital, acquisition and warehouse facilities	$73,910	$73,850

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2015, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2015, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $33.4 million, 0.46 to 1, and 18.44 to 1, respectively, as of December 31, 2015. As such, as of December 31, 2015, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. Since the effective date of its participation in the Credit Facility (May 25, 2012) through December 31, 2015, the Company has had no borrowings under the Credit Facility.

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

As of December 31, 2015, the investment program participants were ATEL 14, LLC, the Company and ATEL 16, LLC. Effective December 30, 2014, ATEL 12, LLC was formally removed as a participant of the Credit Facility. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

10. Borrowing facilities: - (continued)

estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of December 31, 2015 and 2014.

11. Commitments:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management, administration and resale.

At December 31, 2015, there were commitments to fund an approximate $900 thousand of investments in notes receivable. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

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

13. Members’ Capital:

A total of 6,606,921 Units and 6,615,221 Units were issued and outstanding as of December 31, 2015 and 2014, respectively, including the 50 Units issued to the Initial Limited Member (Managing Member). The Fund is authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

13. Members’ Capital: - (continued)

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss shall be allocated 92.5% to the Other Members and 7.5% to the Managing Member. In accordance with the terms of the Operating Agreement, an additional allocation of income was made to the Manager during the years ended December 31, 2015 and 2014. The amount allocated was determined to bring the Manager’s ending capital account balance to zero at the end of each period.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. The Company commenced periodic distributions, based on cash flows from operations, during the first quarter of 2012.

Distributions to the Other Members for the years ended December 31, 2015 and 2014 were as follows (in thousands, except as to Units and per Unit data):

	2015	2014
Distributions declared	$5,949	$5,957
Weighted average number of Units outstanding	6,611,855	6,619,939
Weighted average distributions per Unit	$0.90	$0.90

14. Fair value measurements:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, generally on a national exchange.

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

At December 31, 2015 and 2014, only the Company’s warrants were measured on a recurring basis. During 2015, the Company also recorded non-recurring adjustments to reflect the fair value of certain impaired notes receivable. There were no non-recurring fair value adjustments prior to 2015.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2015 and 2014, the calculated fair value of the Fund’s warrant portfolio approximated $770 thousand and $848 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2014	$848
Unrealized loss on warrants, net recorded during the year	(78)
Balance at December 31, 2015	$770

Impaired notes receivable (non-recurring)

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. During 2015, the Company recorded fair value adjustments totaling $50 thousand relative to two impaired notes. The Company had no fair value adjustments relative to impaired notes receivable during the prior year.

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

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2015 (in thousands):

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable, net	$31	$—	$—	$31

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at December 31, 2015 and 2014:

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.70 – $1,000.00
			Exercise price	$0.70 – $1,000.00
			Time to maturity (in years)	0.62 – 8.35
			Risk-free interest rate	0.52% – 2.17%
			Annualized volatility	100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents' estimate of the value of collateral	$5,174 – $12,065
			Condition of collateral (equipment)	Poor to Average

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 – $1,000.00
			Exercise price	$0.05 – $1,000.00
			Time to maturity (in years)	1.62 – 6.98
			Risk-free interest rate	0.50% – 1.97%
			Annualized volatility	25.67% – 100.00%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,623	$5,623	$—	$—	$5,623
Notes receivable, net	1,780	—	—	1,780	1,780
Investment in securities	283	—	—	283	283
Fair value of warrants	770	—	—	770	770
Financial liabilities:
Non-recourse debt	13,362	—	—	13,418	13,418
Long-term debt	2,068	—	—	2,248	2,248

	December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$7,214	$7,214	$—	$—	$7,214
Notes receivable, net	3,786	—	—	3,786	3,786
Investment in securities	125	—	—	125	125
Fair value of warrants	848	—	—	848	848
Financial liabilities:
Non-recourse debt	17,362	—	—	17,428	17,428
Long-term debt	2,068	—	—	2,170	2,170

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2015. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2015.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 65, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 62, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 57, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2015.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2015 and 2014 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of the Manager.

Through December 31, 2015, $6.0 million of such commissions, excluding payments for Pennsylvania commissions, had either been accrued or paid to ASC. Of that amount, $5.0 million has been re-allowed to other broker/dealers.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2015, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During both years ended December 31, 2015 and 2014, the Company incurred audit and/or other fees with its principal auditors totaling $81 thousand.

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

Date: March 29, 2016

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 29, 2016
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 29, 2016
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 29, 2016

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.