Form 10-Q
period 2016-03-31
ATEL 15, LLC
filed 2016-05-16
CIK 1519117

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2016

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

The number of Limited Liability Company Units outstanding as of April 30, 2016 was 6,606,921.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

MARCH 31, 2016 AND DECEMBER 31, 2015
(in thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$5,192	$5,623
Accounts receivable, net of allowance for doubtful accounts of $4 at March 31, 2016 and $2 at December 31, 2015	138	101
Notes receivable, net of unearned interest income of $162 and allowance for credit losses of $55 at March 31, 2016 and net of unearned interest income of $210 and allowance for credit losses of $50 at December 31, 2015	1,416	1,780
Investment in securities	300	283
Fair value of warrants	774	770
Investments in equipment and leases, net of accumulated depreciation of $20,933 at March 31, 2016 and $19,335 at December 31, 2015	39,657	41,552
Prepaid expenses and other assets	69	31
Total assets	$47,546	$50,140
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$51	$51
Affiliates	132	21
Accrued distributions to Other Members	623	623
Other	256	233
Non-recourse debt	12,095	13,362
Long-term debt	2,068	2,068
Unearned operating lease income and/or advance payments	478	345
Total liabilities	15,703	16,703
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	31,843	33,437
Total Members’ capital	31,843	33,437
Total liabilities and Members’ capital	$47,546	$50,140

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS
ENDED MARCH 31, 2016 AND 2015
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Leasing and lending activities:
Operating leases	$2,422	$2,528
Direct financing leases	1	—
Interest on notes receivable	52	106
Gain on sales of lease assets and early termination of notes	28	68
Unrealized gain on fair valuation of warrants	4	—
Other	4	18
Total revenues	2,511	2,720
Expenses:
Depreciation of operating lease assets	1,809	1,985
Asset management fees to Managing Member	120	140
Acquisition expense	1	(29)
Cost reimbursements to Managing Member and/or affiliates	220	374
Provision for credit losses	7	27
Amortization of initial direct costs	29	32
Interest expense	114	142
Professional fees	77	63
Outside services	20	17
Railcar maintenance	31	38
Bank charges	37	51
Other	33	60
Total expenses	2,498	2,900
Net income (loss)	$13	$(180)
Net income (loss):
Managing Member	$121	$121
Other Members	(108)	(301)
	$13	$(180)
Net loss per Limited Liability Company Unit (Other Members)	$(0.02)	$(0.05)
Weighted average number of Units outstanding	6,606,921	6,615,221

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2016
(in thousands except units and per unit data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2014	6,615,221	$40,312	$—	$40,312
Rescissions of Units	(800)	(6)	—	(6)
Repurchases of Units	(7,500)	(45)	—	(45)
Distributions to Other Members ($0.90 per Unit)	—	(5,949)	—	(5,949)
Distributions to Managing Member	—	—	(482)	(482)
Net (loss) income	—	(875)	482	(393)
Balance December 31, 2015	6,606,921	33,437	—	33,437
Distributions to Other Members ($0.22 per Unit)	—	(1,486)	—	(1,486)
Distributions to Managing Member	—	—	(121)	(121)
Net (loss) income	—	(108)	121	13
Balance March 31, 2016 (Unaudited)	6,606,921	$31,843	$—	$31,843

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2016 AND 2015
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income (loss)	$13	$(180)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(28)	(68)
Depreciation of operating lease assets	1,809	1,985
Amortization of initial direct costs	29	32
Provision for credit losses	7	27
Unrealized gain on fair valuation of warrants	(4)	—
Changes in operating assets and liabilities:
Accounts receivable	(39)	15
Prepaid expenses and other assets	(38)	(9)
Accounts payable, Managing Member	—	(2)
Accounts payable, other	23	13
Accrued liabilities, affiliates	111	(741)
Unearned fee income related to notes receivable	(1)	(4)
Unearned operating lease income and/or advance payments	133	233
Net cash provided by operating activities	2,015	1,301
Investing activities:
Purchases of equipment on operating leases	—	(355)
Purchase of securities	(17)	—
Proceeds from sales of lease assets and early termination of notes	86	101
Payments of initial direct costs	—	(30)
Principal payments received on direct financing leases	—	13
Principal payments received on notes receivable	359	503
Net cash provided by investing activities	428	232
Financing activities:
Borrowings under non-recourse debt	—	1,558
Repayments under non-recourse debt	(1,267)	(1,212)
Distributions to Other Members	(1,486)	(1,490)
Distributions to Managing Member	(121)	(121)
Net cash used in financing activities	(2,874)	(1,265)
Net (decrease) increase in cash and cash equivalents	(431)	268
Cash and cash equivalents at beginning of period	5,623	7,214
Cash and cash equivalents at end of period	$5,192	$7,482
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$95	$124
Cash paid during the period for taxes	$2	$2
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$623	$623
Distributions payable to Managing Member at period-end	$50	$50

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

Through March 31, 2016, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $334 thousand of such contributions (representing 46,250 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of March 31, 2016, 6,606,921 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2016 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $300 thousand and $283 thousand of purchased securities at March 31, 2016 and December 31, 2015, respectively. There were no sales or dispositions of purchased securities during the three months ended March 31, 2016 and 2015.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. During the three months ended March 31, 2016, the Company recorded unrealized gains of $4 thousand on fair valuation of its warrants. The Company did not record unrealized gains or losses on fair valuation of its warrants during the three months ended March 31, 2015. As of March 31, 2016 and December 31, 2015, the estimated fair value of the Company’s portfolio of warrants amounted to $774 thousand and $770 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three months ended March 31, 2016 and 2015.

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net income (loss) and distributions per Unit is based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition.

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

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. As of March 31, 2016, the terms of the notes receivable are from 30 to 42 months and bear interest at rates ranging from 11.26% to 18.00% per annum. The notes are secured by the equipment financed. The notes mature from 2016 through 2018.

As of March 31, 2016 and December 31, 2015, the Company had two notes receivable which were on non-accrual status. Such notes were originally placed on non-accrual status on December 1, 2014, and had a combined net recorded investment value of $78 thousand and $81 thousand at March 31, 2016 and December 31, 2015, respectively. Both notes have a stated annual interest rate of 11.73%. There were no fair value adjustments on these impaired notes until 2015 when the Company recorded combined fair value adjustments totaling $50 thousand. During the first quarter of 2016, additional combined fair value adjustments totaling $5 thousand were recorded. As of March 31, 2016 and December 31, 2015, the combined fair value of the impaired notes totaled $23 thousand and $31 thousand, respectively.

Effective January 1, 2015, the notes were modified to defer the repayment of principal while maintaining interest-only payments at their original rates through June 30, 2015. During the second quarter of 2015, additional modifications were made which extended the interest only payments through October 31, 2015. Such date was further extended during the fourth quarter of 2015 to June 30, 2016. The entire balance outstanding on these notes is expected to be paid on July 1, 2016. The payments will be adjusted such that the ultimate amounts paid will reflect interest earned at a composite rate of 18.00% per annum as related to the entire term of the indebtedness from the original funding date. Payments received on these non-accrual notes have been fully applied against principal pursuant to the Company’s policy on non-accrual notes. Interest not recorded relative to the original terms of the non-accrual notes approximated $7 thousand from December 2014 to March 2016.

As of March 31, 2016, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2016	$1,192
Year ending December 31, 2017	379
2018	60
1,631
Less: portion representing unearned interest income	(162)
1,469
Unamortized initial direct costs	2
Less: allowance for credit losses	(55)
Notes receivable, net	$1,416

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
IDC amortization – notes receivable	$1	$4
IDC amortization – lease assets	28	28
Total	$29	$32

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2014	$—	$—	$1	$—	$—	$1
Provision for credit losses	—	—	1	50	—	51
Balance December 31, 2015	—	—	2	50	—	52
Provision for credit losses	—	—	2	5	—	7
Balance March 31, 2016	$—	$—	$4	$55	$—	$59

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

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

March 31, 2016	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$55	$—	$55
Ending balance: individually evaluated for impairment	$55	$—	$55
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,471[1]	$10	$1,481
Ending balance: individually evaluated for impairment	$1,471	$10	$1,481
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $2 of unamortized initial direct costs.

December 31, 2015	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$50	$—	$50
Ending balance: individually evaluated for impairment	$50	$—	$50
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,830[2]	$—	$1,830
Ending balance: individually evaluated for impairment	$1,830	$—	$1,830
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $3 of unamortized initial direct costs.

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

At March 31, 2016 and December 31, 2015, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Pass	$1,391	$1,746	$10	$—
Special mention	—	—	—	—
Substandard	78	81	—	—
Doubtful	—	—	—	—
Total	$1,469	$1,827	$10	$—

As of March 31, 2016 and December 31, 2015, the Company’s impaired loans were as follows (in thousands):

	March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	78	78	55	78	—
Total	$78	$78	$55	$78	$—

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	81	81	50	85	—
Total	$81	$81	$50	$85	$—

At March 31, 2016 and December 31, 2015, investment in financing receivables is aged as follows (in thousands):

March 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,469	$1,469	$—
Finance leases	10	—	—	10	—	10	—
Total	$10	$—	$—	$10	$1,469	$1,479	$—

December 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,827	$1,827	$—
Total	$—	$—	$—	$—	$1,827	$1,827	$—

As of March 31, 2016 and December 31, 2015, the Company had two notes receivable which were on non-accrual status (see Note 3).

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2015	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2016
Net investment in operating leases	$41,293	$(75)	$(1,809)	$39,409
Net investment in direct financing leases	—	10	—	10
Assets held for sale or lease, net	—	7	—	7
Initial direct costs, net of accumulated amortization of $210 at March 31, 2016 and $187 at December 31, 2015	259	—	(28)	231
Total	$41,552	$(58)	$(1,837)	$39,657

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place.

The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2016 and 2015.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment was $1.8 million and $2.0 million for the respective three months ended March 31, 2016 and 2015. IDC amortization expense related to the Company’s operating leases and direct financing leases totaled $28 thousand for each of the three months ended March 31, 2016 and 2015 (see Note 3).

All of the Company’s leased property was acquired beginning in January 2012 through December 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance March 31, 2016
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	10,927	—	—	10,927
Manufacturing	7,836	—	—	7,836
Food processing	5,200	—	—	5,200
Coal terminal	5,084	—	—	5,084
Materials handling	4,147	—	(301)	3,846
Construction	2,590	—	—	2,590
Research	2,250	—	—	2,250
Agriculture	2,112	—	—	2,112
Aviation	722	—	—	722
Computer	251	—	(12)	239
Cleaning & maintenance	51	—	—	51
Transportation	48	—	—	48
	60,628	—	(313)	60,315
Less accumulated depreciation	(19,335)	(1,809)	238	(20,906)
Total	$41,293	$(1,809)	$(75)	$39,409

The average estimated residual value for assets on operating leases was 36% and 43% of the assets’ original cost at March 31, 2016 and December 31, 2015, respectively. The decrease was primarily the result of a renewal of an 18-month lease over a seven year period. There were no operating leases in non-accrual status as of March 31, 2016 and December 31, 2015.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of March 31, 2016, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of March 31, 2016 are as follows (in thousands):

March 31, 2016
Total minimum lease payments receivable	$23
Estimated residual values of leased equipment (unguaranteed)	1
Investment in direct financing leases	24
Less unearned income	(14)
Net investment in direct financing leases	$10

As of December 31, 2015, the Company had no investment in direct financing leases. There were no investments in direct financing leases in non-accrual status at March 31, 2016.

At March 31, 2016, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2016	$5,486	$5	$5,491
Year ending December 31, 2017	5,692	6	5,698
2018	5,110	6	5,116
2019	2,255	6	2,261
2020	883	—	883
2021	830	—	830
Thereafter	885	—	885
	$21,141	$23	$21,164

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

During the respective three months ended March 31, 2016 and 2015, the Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Administrative costs reimbursed to Managing Member and/or affiliates	$220	$374
Asset management fees to Managing Member	120	140
Acquisition and initial direct costs paid to Managing Member	1	1
	$341	$515

7. Non-recourse debt:

At March 31, 2016, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 1.89% to 3.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2016, gross operating lease rentals and future payments on direct financing leases totaled approximately $12.6 million over the remaining lease terms; and the carrying value of the pledged assets is $25.1 million. The notes mature from 2016 through 2020.

The non-recourse debt does not contain any material financial covenants. The debt is secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt: - (continued)

the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2016	$3,763	$231	$3,994
Year ending December 31, 2017	3,655	200	3,855
2018	3,486	94	3,580
2019	1,146	16	1,162
2020	45	—	45
	$12,095	$541	$12,636

8. Long-term debt:

As of March 31, 2016, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

9. Borrowing facilities:

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of March 31, 2016, the Credit Facility is for an amount up to $75.0 million and is set to expire on June 30, 2017. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of March 31, 2016 and December 31, 2015, borrowings under the Credit Facility were as follows (in thousands):

	March 31, 2016	December 31, 2015
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(1,075)	(1,090)
Total remaining available under the working capital, acquisition and warehouse facilities	$73,925	$73,910

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2016, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2016, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $31.8 million, 0.44 to 1, and 19.07 to 1, respectively, as of March 31, 2016. As such, as of March 31, 2016, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. Since the effective date of its participation in the Credit Facility (May 25, 2012) through March 31, 2016, the Company has had no borrowings under the Credit Facility.

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

As of March 31, 2016, the investment program participants were ATEL 14, LLC, the Company and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

There were no borrowings under the Warehouse Facility as of March 31, 2016 and December 31, 2015.

10. Commitments:

At March 31, 2016, there were commitments to fund an approximate $850 thousand of investments in notes receivable. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

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

12. Members’ Capital:

A total of 6,606,921 Units were issued and outstanding at both March 31, 2016 and December 31, 2015, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

The Fund’s net income or net losses are to be allocated 100% to the Members. From the commencement of the Fund until the initial closing date, net income and net loss shall be allocated 99% to the Managing Member and 1% to the initial Other Members. Commencing with the initial closing date, net income and net loss shall be allocated 92.5% to the Other Members and 7.5% to the Managing Member. In accordance with the terms of the Operating Agreement, an additional allocation of income was made to the Manager during the three months ended March 31, 2016 and 2015. The amount allocated was determined to bring the Manager’s ending capital account balance to zero at the end of the period.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the Other Members. The Company commenced periodic distributions, based on cash flows from operations, during the first quarter of 2012.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Members’ Capital: - (continued)

Distributions to the Other Members for the three months ended March 31, 2016 and 2015 were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2016	2015
Distributions declared	$1,486	$1,488
Weighted average number of Units outstanding	6,606,921	6,615,221
Weighted average distributions per Unit	$0.22	$0.22

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

At March 31, 2016 and December 31, 2015, only the Company’s warrants were measured on a recurring basis. In addition, certain notes receivable deemed impaired were measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015.

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

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio approximated $774 thousand and $770 thousand at March 31, 2016 and December 31, 2015, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2015	$770
Unrealized gain on warrants, net recorded during the period	4
Balance at March 31, 2016	$774

Impaired notes receivable (non-recurring)

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. During 2015, the Company had recorded fair value adjustments totaling $50 thousand relative to two impaired notes, of which $27 thousand were recorded during the first quarter of 2015. During the first quarter of 2016, additional fair value adjustments totaling $5 thousand were recorded to further reduce the cost basis of these notes.

The fair value adjustments recorded were non-recurring and were based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable, net	$23	$—	$—	$23

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable, net	$31	$—	$—	$31

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2016 and December 31, 2015:

March 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.43 – $1,000.00
			Exercise price	$0.43 – $1,000.00
			Time to maturity (in years)	0.37 – 9.83
			Risk-free interest rate	0.27% – 1.77%
			Annualized volatility	100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$5,174 – $12,065
			Condition of collateral (equipment)	Poor to Average

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.70 – $1,000.00
			Exercise price	$0.70 – $1,000.00
			Time to maturity (in years)	0.62 – 8.35
			Risk-free interest rate	0.52% – 2.17%
			Annualized volatility	100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$5,174 – $12,065
			Condition of collateral (equipment)	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,192	$5,192	$—	$—	$5,192
Notes receivable, net	1,416	—	—	1,416	1,416
Investment in securities	300	—	—	300	300
Fair value of warrants	774	—	—	774	774
Financial liabilities:
Non-recourse debt	12,095	—	—	12,229	12,229
Long-term debt	2,068	—	—	2,302	2,302

	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,623	$5,623	$—	$—	$5,623
Notes receivable, net	1,780	—	—	1,780	1,780
Investment in securities	283	—	—	283	283
Fair value of warrants	770	—	—	770	770
Financial liabilities:
Non-recourse debt	13,362	—	—	13,418	13,418
Long-term debt	2,068	—	—	2,248	2,248

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

Through March 31, 2016, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $334 thousand of such contributions (representing 46,250 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of March 31, 2016, 6,606,921 Units were issued and outstanding.

Results of Operations

The three months ended March 31, 2016 versus the three months ended March 31, 2015

The Company had net income of $13 thousand and net losses of $180 thousand for the three months ended March 31, 2016 and 2015, respectively. The results for the first quarter of 2016 reflect decreases in both total revenues and total expenses when compared to the prior period.

Revenues

Total revenues for the first quarter of 2016 decreased by $209 thousand, or 8%, as compared to the prior year period. Such decline was largely due to decreases in operating lease revenues, interest on notes receivable and gains on sales of lease assets and early termination of notes.

Operating lease revenues declined by $106 thousand largely as a result of run-off and sales of lease assets since March 31, 2015. Interest on notes receivable decreased by $54 thousand primarily due to loan maturities and the early termination of certain loans; and, gains recognized on sales of lease assets and early termination of notes declined by $40 thousand mainly due to a change in the mix of assets sold coupled with the absence of early terminated notes during the current year period.

Expenses

Total expenses for the first quarter of 2016 decreased by $402 thousand, or 14%, as compared to the prior year period. The net decrease in expenses was primarily the result of reductions in depreciation expense, cost reimbursements paid to the Managing Member, interest expense and other expense.

The decline in depreciation expense totaled $176 thousand and was largely a result of run-off and sales of lease assets. The decrease in cost reimbursements paid to the Managing Member totaled $154 thousand and was a result of lower allocated costs based, in part, on the Fund’s declining asset base. Interest expense decreased by $28 thousand as a result of a $5.6 million reduction in outstanding borrowings since March 31, 2015; and, other expense declined by $27 thousand largely due to a decline in allocated liability insurance premium coupled with a lower estimated tax liability based on actual payments made in the prior year.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $5.2 million and $5.6 million at March 31, 2016 and December 31, 2015, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$2,015	$1,301
Investing activities	428	232
Financing activities	(2,874)	(1,265)
Net (decrease) increase in cash and cash equivalents	$(431)	$268

The three months ended March 31, 2016 versus the three months ended March 31, 2015

During the three months ended March 31, 2016 and 2015, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts and its investments in notes receivable. The Company also realized $86 thousand and $101 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable during the respective three months ended March 31, 2016 and 2015. In addition, during the prior year period, the Company utilized borrowings of $1.6 million. There were no such borrowings during the current year period.

During the same comparative periods, cash was primarily used to pay distributions and to pay down debt. Distributions paid to both Other Members and the Managing Member totaled $1.6 million for each of the three months ended March 31, 2016 and 2015. Cash used to pay down debt totaled $1.3 million and $1.2 million for the respective three months ended March 31, 2016 and 2015. In addition, during the prior year period, cash was used to acquire $355 thousand of lease assets. There were no lease assets acquired during the current year period.

Revolving credit facility

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of March 31, 2016, the Credit Facility is for an amount up to $75.0 million and is set to expire on June 30, 2017. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2016. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2016, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $31.8 million, 0.44 to 1, and 19.07 to 1, respectively, as of March 31, 2016. As such, as of March 31, 2016, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2016 (in thousands):

Net loss – GAAP basis	$(200)
Interest expense	516
Depreciation and amortization	7,784
Amortization of initial direct costs	123
Provision for credit losses	31
Unrealized loss on fair valuation of warrants	74
Principal payments received on notes receivable	1,511
EBITDA (for Credit Facility financial covenant calculation only)	$9,839

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

Non-Recourse Long-Term Debt

As of March 31, 2016 and December 31, 2015, the Company had non-recourse long-term debt totaling $12.1 million and $13.4 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of March 31, 2016, the Company had long-term debt totaling $2.1 million. The debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

For detailed information on the Company’s debt obligations, see Notes 7 through 9 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through March 2016.

Cash distributions were made by the Fund to Unitholders of record as of February 29, 2016 and paid through March 31, 2016. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 15, LLC Prospectus dated October 28, 2011 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets. The cash distributions were based on current and anticipated gross revenues from the leases and loans acquired. During the Fund’s acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund’s actual and anticipated gross revenues to be generated from the binding initial terms of the leases and loans acquired.

The following table summarizes distribution activity for the Fund from inception through March 31, 2016 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951		—		5,951		0.90	6,612,560
Dec 2015 – Feb 2016	Jan 2016 – Mar 2016	1,486		—		1,486		0.22	6,606,921
		$18,753		$—		$18,753		$3.69
Source of distributions
Lease and loan payments and sales proceeds received		$18,753	100.00%	$—	0.00%	$18,753	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$18,753	100.00%	$—	0.00%	$18,753	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015 and December 1, 2015 to February 29, 2016, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2016, there were commitments to fund an approximate $850 thousand of investments in notes receivable. These amounts represent contract awards which may be canceled by the prospective borrower/investee or may not be accepted by the Company.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts from Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the Company’s critical accounting policies since December 31, 2015.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Fund Valuation

Background to Fund Valuation

The Financial Industry Regulatory Authority (“FINRA”), in conjunction with the Securities and Exchange Commission (“SEC”) updated rules for the presentation of account statement values relative to pricing of Direct Placement Program (“DPP”) shares. Under FINRA Notice 15-02 (the “Notice”) the SEC approved amendments to NASD Rule 2340, Customer Account Statements, and FINRA rule 2310, which address a FINRA member firm’s participation in a public offering of a DPP. In summary, the amendments require a FINRA member firm to include in the account statements for customers holding DPP securities a per share value for the DPP. This per share value must be prepared by, or with the material assistance or confirmation of, a third-party valuation expert or service. The results of this valuation must be disclosed in the issuer’s reports filed under the Securities Exchange Act of 1934. A valuation in compliance with the Notice must be undertaken and published on at least an annual basis.

The effective date of the Notice was April 11, 2016.

Methodologies

Broker dealers are required to provide a per share estimated value on the customer account statements for each non-listed DPP security held by their customers. Such estimated value must have been developed in a manner reasonably designed to provide a reliable value. Two valuation methodologies have been defined by FINRA, which by such designation are presumed to be reliable.

Net Investment Methodology

The amendments to NASD Rule 2340(c)(1)(A) require “net investment” to be based on the “amount available for investment” percentage disclosed in the “Estimated Use of Proceeds” section of the issuer’s offering prospectus. In essence, such value is equal to the offering price less selling commissions, other offering and organization expenses, and capital reserves. This method may be used for up to 150 days following the second anniversary of a Fund breaking escrow.

Appraised Value Methodology

As amended, Rule NASD 2340(c)(1)(B) requires that the per share estimated value disclosed in an issuer’s most recent periodic or current report be based upon an appraisal of the assets and liabilities of the program by, or with the material assistance or confirmation of, a third- party valuation expert or service, in conformity with standard industry valuation practice as it relates to both the aforementioned assets and liabilities. No later than 150 days following the second anniversary of the issuer’s break of escrow for its minimum offering, this methodology must be used to establish the required estimated values.

Unit Valuation

The per Unit valuation estimate for ATEL 15, LLC has been conducted, and the results disclosed herein, in compliance with the mandates of the Notice.

For ATEL 15, LLC, its estimated value per Unit reflects the Manager’s estimate of current portfolio valuation of all assets and liabilities of the Fund, calculated on a per Unit basis, and as such, does not represent a market value for the Units and may not accurately reflect the value of the Fund Units to the Unit holders if held over time to Fund maturity.

In connection with any estimate of per Unit value, Unit holders and all parties are reminded that no public market for the Units exists. Additionally, in order to preserve the Fund’s pass-through status for federal income tax purposes, the Fund will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

The estimate of per Unit value does not take into account any extraordinary potential future business activity of the Fund; rather the valuation represents a snapshot view of the Fund’s portfolio as of the valuation date. In addition, the Fund does not include any analysis of the distributions that have already been paid by the Fund, nor the anticipated returns to Unit holder over the full course of the Fund life cycle, which will be dependent on many factors.

Disclosure

The estimated value per Unit reported in this Form 10-Q has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2015.

ATEL 15, LLC, will satisfy the disclosure requirements for providing estimated per Unit values pursuant to the Notice as follows:

1.	For the customer statements first provided after April 11, 2015, the disclosure is made in this quarterly report on Form 10-Q filed for the quarter ended March 31, 2016.
2.	For the subsequent annual disclosures of estimated per Unit values as of December 31 of 2016 and each succeeding year through the termination of the Fund, these FINRA compliant estimated per Unit values will be accomplished and included in the Fund’s annual Form 10-K filing for each year.

Specifics Underlying Valuation Methodology:

Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the 10-K.
B.	Investments in Leases (net of fees and expenses): The estimated values for Investments in Leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:
•	management fees applicable for the Fund (4.00% of revenue)
•	carried interest applicable for the Fund (7.50% of distributions)
•	operating expenses which are assumed to be 2.50% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 300 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease: Considers realized residual as a percent of book residual of 155%, based on ATEL’s historical track record as of December 31, 2015. In addition, an annual inflation rate of 1.50% has been assumed.

For Off-Lease: A realized residual of 100% of the book value for off-lease assets has been assumed.

Special Situation Leases: The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

C.	Investments in Notes Receivable: The estimated values for Investments in Notes Receivable are assumed to approximate the reported GAAP balances.
D.	Investments in Marketable Securities: The estimated values for Marketable Securities have been based on the estimated net book value as of the valuation date (with impairment adjustments), plus any unrealized gain on equity. The unrealized gain on equity is based on either: a) the most recent round of financing, b) the most recent 409A valuation provided by the underlying companies of the warrants, or c) the Manager’s estimate of the company valuations based on all available information, including company financials, company valuation reports, public press releases, and other sources.
E.	Warrants Outstanding: The estimated values for Warrants Outstanding considers the reported GAAP balances to be an appropriate approximation of their fair values.
F.	Syndication Costs: Syndication costs for the Fund have been added to the value, estimated based on 15% of gross equity raised, and are assumed to be amortized over the expected 12-year life of the Fund. The remaining unamortized portion has been added to the Fund’s balance sheet as an asset.
G.	Accrued distributions: Accrued distributions, which are payable to the Unit holders have been removed from the balance sheet liability section because they are not a liability to a third party.

ATEL 15, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 15, LLC at December 31, 2015 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $6.81. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 15, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 15, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

Disclaimer

The foregoing Fund per Unit valuation has been performed solely for the purpose of providing an estimated value per Unit in accordance with a regulatory mandate, in order to provide the broker dealer and custodian community with a valuation on a reasonable and attested basis for use in assigning an estimation of a Unit holder’s account value. Any report or disclosure of such estimated per Unit valuation is to be accompanied by statements that the value does not represent an estimate of the amount a Unit holder would receive if the Unit holder were to seek to sell the Units, and that the Fund intends to liquidate its assets in the ordinary course of its business and over the Fund’s term. Further, each statement of the Fund’s estimated per Unit valuation is to be accompanied by a disclosure that there can be no assurance as to (1) when the Fund will be fully liquidated, (2) the amount the Fund may actually receive if and when the Fund seeks to liquidate its assets, (3) the amount of lease or loan payments the Fund will actually receive over the remaining term, (4) the amount of asset disposition proceeds the Fund will actually receive over the remaining term, and (5) the amounts that may actually be received in distributions by Unit holders over the course of the remaining term.

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

Date: May 16, 2016

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