Form 10-Q
period 2016-09-30
ATEL 15, LLC
filed 2016-11-10
CIK 1519117

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2016

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

The number of Limited Liability Company Units outstanding as of October 31, 2016 was 6,606,921.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015
(in thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,004	$5,623
Accounts receivable, net	126	101
Notes receivable, net	668	1,780
Investment in securities	166	283
Warrants, fair value	772	770
Investments in equipment and leases, net	36,224	41,552
Prepaid expenses and other assets	24	31
Total assets	$41,984	$50,140
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$47	$51
Affiliates	163	21
Accrued distributions to Other Members	619	623
Other	451	233
Non-recourse debt	9,550	13,362
Long-term debt	2,068	2,068
Unearned operating lease income and/or advance payments	305	345
Total liabilities	13,203	16,703
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	28,781	33,437
Total Members’ capital	28,781	33,437
Total liabilities and Members’ capital	$41,984	$50,140

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2016 AND 2015
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Leasing and lending activities:
Operating leases	$2,111	$2,535	$6,872	$7,597
Direct financing leases	1	—	4	—
Interest on notes receivable	27	79	119	279
Gain on sales of lease assets and early termination of notes	2	55	30	123
Gain on sales or dispositions of investment in securities	237	—	237	6
Unrealized gain (loss) on fair value adjustment for warrants	1	(6)	2	44
Other	4	14	12	39
Total revenues	2,383	2,677	7,276	8,088
Expenses:
Depreciation of operating lease assets	1,552	2,004	5,139	5,993
Asset management fees to Managing Member	109	137	330	387
Acquisition expense	63	14	66	(15)
Cost reimbursements to Managing Member and/or affiliates	224	303	658	1,007
Provision for credit losses	39	12	46	49
Amortization of initial direct costs	28	33	85	96
Interest expense	97	134	317	420
Professional fees	31	18	130	97
Outside services	11	16	46	45
Railcar maintenance	37	30	65	90
Bank charges	36	28	96	122
Other	71	53	136	146
Total expenses	2,298	2,782	7,114	8,437
Net Income (loss)	$85	$(105)	$162	$(349)
Net income (loss):
Managing Member	$130	$121	$371	$362
Other Members	(45)	(226)	(209)	(711)
	$85	$(105)	$162	$(349)
Net loss per Limited Liability Company Unit (Other Members)	$(0.01)	$(0.03)	$(0.03)	$(0.11)
Weighted average number of Units outstanding	6,606,921	6,610,682	6,606,921	6,613,517

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2016
(in thousands except units and per unit data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2014	6,615,221	$40,312	$—	$40,312
Rescissions of Units	(800)	(6)	—	(6)
Repurchases of Units	(7,500)	(45)	—	(45)
Distributions to Other Members ($0.90 per Unit)	—	(5,949)	—	(5,949)
Distributions to Managing Member	—	—	(482)	(482)
Net (loss) income	—	(875)	482	(393)
Balance December 31, 2015	6,606,921	33,437	—	33,437
Distributions to Other Members ($0.67 per Unit)	—	(4,447)	—	(4,447)
Distributions to Managing Member	—	—	(371)	(371)
Net (loss) income	—	(209)	371	162
Balance September 30, 2016 (Unaudited)	6,606,921	$28,781	$—	$28,781

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2016 AND 2015
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating activities:
Net Income (loss)	$85	$(105)	$162	$(349)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(2)	(55)	(30)	(123)
Depreciation of operating lease assets	1,552	2,004	5,139	5,993
Amortization of initial direct costs	28	33	85	96
Provision for credit losses	39	12	46	49
Gain on sales or dispositions of investment in securities	(237)	—	(237)	(6)
Unrealized (gain) loss on fair value adjustment for warrants	(1)	6	(2)	(44)
Changes in operating assets and liabilities:
Accounts receivable	(13)	(74)	(66)	(27)
Prepaid expenses and other assets	64	5	7	14
Accounts payable, Managing Member	(3)	6	(4)	4
Accrued distributions to Other Members	—	—	(1)	—
Accounts payable, other	142	26	219	36
Accrued liabilities, affiliates	111	603	142	16
Unearned fee income related to notes receivable	—	(5)	(2)	(13)
Unearned operating lease income and/or advance payments	112	292	(40)	199
Net cash provided by operating activities	1,877	2,748	5,418	5,845
Investing activities:
Purchases of equipment on operating leases	—	—	—	(798)
Purchase of securities	—	—	(34)	—
Proceeds from sales of lease assets and early termination of notes	15	580	136	681
Proceeds from sales or dispositions of investment in securities	387	—	387	6
Payments of initial direct costs	—	(1)	—	(43)
Principal payments received on direct financing leases	1	—	1	13
Note receivable advances	—	(250)	—	(250)
Principal payments received on notes receivable	402	417	1,106	1,307
Net cash provided by investing activities	805	746	1,596	916
Financing activities:
Borrowings under non-recourse debt	—	—	—	1,558
Repayments under non-recourse debt	(1,269)	(1,449)	(3,812)	(4,099)
Distributions to Other Members	(1,477)	(1,487)	(4,450)	(4,465)
Distributions to Managing Member	(130)	(121)	(371)	(362)
Rescissions of Units	—	—	—	(6)
Repurchases of Units	—	(42)	—	(45)
Net cash used in financing activities	(2,876)	(3,099)	(8,633)	(7,419)
Net (decrease) increase in cash and cash equivalents	(194)	395	(1,619)	(658)
Cash and cash equivalents at beginning of period	4,198	6,161	5,623	7,214
Cash and cash equivalents at end of period	$4,004	$6,556	$4,004	$6,556
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$78	$115	$259	$364
Cash paid during the period for taxes	$—	$—	$11	$22
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$619	$622	$619	$622
Distributions payable to Managing Member at period-end	$50	$50	$50	$50

See accompanying notes

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

Through September 30, 2016, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $334 thousand of such contributions (representing 46,250 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of September 30, 2016, 6,606,921 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2016 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $166 thousand and $283 thousand of purchased securities at September 30, 2016 and December 31, 2015, respectively. The gain on sales or dispositions of investment in securities was $237 thousand during the three and nine months ended September 30, 2016. There was no gain on sales or dispositions of investment in securities during the three months ended September 30, 2015. The gain on sales or dispositions of investment in securities was $6 thousand during the nine months ended September 30, 2015. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and nine months ended September 30, 2016 and 2015.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. During the three and nine months ended September 30, 2016, the Company recorded an unrealized gain of $1 thousand and $2 thousand, respectively, on fair valuation of its warrants. By comparison, the Company recorded an unrealized loss of $6 thousand and unrealized gain of $44 thousand, respectively, on fair valuations of its warrants during the prior year period. As of September 30, 2016 and December 31, 2015, the estimated fair value of the Company’s portfolio of warrants amounted to $772 thousand and $770 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three and nine months ended September 30, 2016 and 2015.

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

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its impact on operations and financial reporting.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and its operational and related disclosure requirements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. As of September 30, 2016, the terms of the notes receivable are from 30 to 54 months and bear interest at rates ranging from 11.26% to 18.00% per annum. The notes are secured by the equipment financed. The notes mature from 2016 through 2018.

At both September 30, 2016 and December 31, 2015, two company’s notes receivable were on non-accrual status. Details are as follows, in thousands, except for the number of notes receivable and the annual rate:

	Notes receivable
	Non-accrual
	September 30, 2016	December 31, 2015
Number of notes	2	2
Net investment value	$74	$81
Annual interest rate	18.00%	18.00%
Fair value adjustments	$55	$50
Fair value amount	$19	$31
Interest income not recorded relative to original terms	$7	$7

Date	Note modification
December 1, 2014	Notes placed on non-accrual status.
January 1, 2015	Defer payment of principal, interest-only payments at their original rates through June 30, 2015.
Payments will be adjusted so ultimate amounts paid will reflect interest earned at 18% per annum related to the entire term from the original funding date.
1st quarter 2015	Impairment totaling $27 thousand was recorded.
3rd quarter 2015	Impairment totaling $23 thousand was recorded.
4th quarter 2015	Extend interest only payments through June 30, 2016.
Entire balance on the notes due on July 1, 2016.
1st quarter 2016	Impairment totaling $5 thousand was recorded.
3rd quarter 2016	Final payment due on January 1, 2017

As of September 30, 2016, the minimum future payments receivable are as follows (in thousands):

Three months ending December 31, 2016	$253
Year ending December 31, 2017	515
2018	60
828
Less: portion representing unearned interest income	(106)
722
Unamortized initial direct costs	1
Less: allowance for credit losses	(55)
Notes receivable, net	$668

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
IDC amortization – notes receivable	$—	$4	$2	$11
IDC amortization – lease assets	28	29	83	85
Total	$28	$33	$85	$96

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2014	$—	$—	$1	$—	$—	$1
Provision for credit losses	—	—	1	50	—	51
Balance December 31, 2015	—	—	2	50	—	52
Provision for credit losses	—	—	41	5	—	46
Balance September 30, 2016	$—	$—	$43	$55	$—	$98

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

September 30, 2016	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$55	$—	$55
Ending balance: individually evaluated for impairment	$55	$—	$55
Ending balance: collectively evaluated for impairment	$—	$—	$—
Financing receivables:
Ending balance	$723[1]	$10	$733
Ending balance: individually evaluated for impairment	$723	$10	$733
Ending balance: collectively evaluated for impairment	$—	$—	$—
[1]	Includes $1 of unamortized initial direct costs.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At September 30, 2016 and December 31, 2015, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Pass	$648	$1,746	$10	$—
Special mention	—	—	—	—
Substandard	74	81	—	—
Doubtful	—	—	—	—
Total	$722	$1,827	$10	$—

As of September 30, 2016 and December 31, 2015, the Company’s impaired loans were as follows (in thousands):

	September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	74	74	55	76	—
Total	$74	$74	$55	$76	$—

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	81	81	50	85	—
Total	$81	$81	$50	$85	$—

At September 30, 2016 and December 31, 2015, investment in financing receivables is aged as follows (in thousands):

September 30, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$722	$722	$—
Finance leases	—	—	—	—	10	10	—
Total	$—	$—	$—	$—	$732	$732	$—

December 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,827	$1,827	$—
Total	$—	$—	$—	$—	$1,827	$1,827	$—

As of September 30, 2016 and December 31, 2015, the Company had two notes receivable which were on non-accrual status (see Note 3).

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2015	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2016
Net investment in operating leases	$41,293	$(1,114)	$(5,139)	$35,040
Net investment in direct financing leases	—	10	—	10
Assets held for sale or lease, net	—	997	—	997
Initial direct costs, net of accumulated amortization of $258 at September 30, 2016 and $187 at December 31, 2015	259	1	(83)	177
Total	$41,552	$(106)	$(5,222)	$36,224

Impairment of investments in leases:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place.

The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three and nine months ended September 30, 2016 and 2015.

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment was $1.6 million and $2.0 million for the respective three months ended September 30, 2016 and 2015 and was $5.1 million and $6.0 million for the respective nine months ended September 30, 2016 and 2015. IDC amortization expense related to the Company’s operating leases and direct financing leases totaled $28 thousand and $83 thousand for the respective three and nine months ended September 30, 2016, and $29 thousand and $85 thousand for the respective three and nine months ended September 30, 2015 (see Note 3).

All of the Company’s leased property was acquired beginning in December 2011 through April 2015.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance September 30, 2016
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	10,927	—	(1,664)	9,263
Manufacturing	7,836	—	—	7,836
Food processing	5,200	—	—	5,200
Coal terminal	5,084	—	—	5,084
Materials handling	4,147	—	(450)	3,697
Construction	2,590	—	—	2,590
Research	2,250	—	—	2,250
Agriculture	2,112	—	—	2,112
Aviation	722	—	—	722
Computer	251	—	(12)	239
Cleaning & maintenance	51	—	(51)	—
Transportation	48	—	—	48
	60,628	—	(2,177)	58,451
Less accumulated depreciation	(19,335)	(5,139)	1,063	(23,411)
Total	$41,293	$(5,139)	$(1,114)	$35,040

The average estimated residual value for assets on operating leases was 36% and 43% of the assets’ original cost at September 30, 2016 and December 31, 2015, respectively. The decrease was primarily the result of a renewal of an eighteen-month lease over a seven-year period. There were no operating leases in non-accrual status as of September 30, 2016 and December 31, 2015.

Direct financing leases:

As of September 30, 2016, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of September 30, 2016 are as follows (in thousands):

September 30, 2016
Total minimum lease payments receivable	$20
Estimated residual values of leased equipment (unguaranteed)	1
Investment in direct financing leases	21
Less unearned income	(11)
Net investment in direct financing leases	$10

As of December 31, 2015, the Company had no investment in direct financing leases. There were no investments in direct financing leases in non-accrual status at September 30, 2016.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

At September 30, 2016, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2016	$1,667	$2	$1,669
Year ending December 31, 2017	5,908	6	5,914
2018	5,326	6	5,332
2019	2,471	6	2,477
2020	1,099	—	1,099
2021	884	—	884
Thereafter	884	—	884
	$18,239	$20	$18,259

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

During the respective three and nine months ended September 30, 2016 and 2015, the Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Administrative costs reimbursed to Managing Member and/or affiliates	$224	$303	$658	$1,007
Asset management fees to Managing Member	109	137	330	387
Acquisition and initial direct costs paid to Managing Member	63	15	66	28
	$396	$455	$1,054	$1,422

7. Non-recourse debt:

At September 30, 2016, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 2.19% to 3.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2016, gross operating lease rentals and future payments on direct financing leases totaled approximately $9.9 million over the remaining lease terms and the carrying value of the pledged assets is $22.8 million. The notes mature from 2016 through 2020.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2016	$1,218	$68	$1,286
Year ending December 31, 2017	3,655	200	3,855
2018	3,486	94	3,580
2019	1,146	16	1,162
2020	45	—	45
	$9,550	$378	$9,928

8. Long-term debt:

As of September 30, 2016, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

9. Borrowing facilities:

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”), Institutional Leasing Sub Facility, and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of September 30, 2016, the Credit Facility is for an amount up to $75.0 million and is set to expire on June 30, 2017. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of September 30, 2016 and December 31, 2015, borrowings under the Credit Facility were as follows (in thousands):

	September 30, 2016	December 31, 2015
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(1,045)	(1,090)
Total remaining available under the working capital, acquisition and warehouse facilities	$73,955	$73,910

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2016, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2016, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $28.8 million, 0.40 to 1, and 20.43 to 1, respectively, as of September 30, 2016. As such, as of September 30, 2016, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. Since the effective date of its participation in the Credit Facility (May 25, 2012) through September 30, 2016, the Company has had no borrowings under the Credit Facility.

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

As of September 30, 2016, the investment program participants were ATEL 14, LLC, the Company and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of September 30, 2016 and December 31, 2015.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Commitments:

At September 30, 2016, there were no commitments to fund investments in notes receivable and to purchase lease assets.

11. Members’ Capital:

A total of 6,606,921 Units were issued and outstanding at both September 30, 2016 and December 31, 2015, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Distributions declared	$1,473	$1,486	$4,447	$4,462
Weighted average number of Units outstanding	6,606,921	6,610,682	6,606,921	6,613,517
Weighted average distributions per Unit	$0.22	$0.22	$0.67	$0.67

12. Fair value measurements:

At September 30, 2016 and December 31, 2015, only the Company’s warrants were measured on a recurring basis. In addition, certain notes receivable deemed impaired were measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio approximated $772 thousand and $770 thousand at September 30, 2016 and December 31, 2015, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three and nine months ended September 30, 2016 and 2015 and classified as level 3 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fair value of warrants at beginning of period	$771	$898	$770	$848
Unrealized gain (loss) on fair value adjustment for warrants	1	(6)	2	44
Fair value of warrants at end of period	$772	$892	$772	$892

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

Impaired notes receivable (non-recurring)

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. During the first nine months of 2015, the Company had recorded fair value adjustments totaling $50 thousand relative to two impaired notes. During the first nine months of 2016, additional fair value adjustments totaling $5 thousand were recorded to further reduce the cost basis of these notes.

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

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable, net	$74	$—	$—	$74

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable, net	$31	$—	$—	$31

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2016 and December 31, 2015:

September 30, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.43 – $1,000.00
			Exercise price	$0.43 – $1,000.00
			Time to maturity (in years)	3.87 – 9.33
			Risk-free interest rate	0.99% – 1.56%
			Annualized volatility	100.00%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$5,174 – $12,065
			Condition of collateral (equipment)	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,004	$4,004	$—	$—	$4,004
Notes receivable, net	668	—	—	668	668
Investment in securities	166	—	—	166	166
Warrants, fair value	772	—	—	772	772
Financial liabilities:
Non-recourse debt	9,550	—	—	9,654	9,654
Long-term debt	2,068	—	—	2,336	2,336

	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,623	$5,623	$—	$—	$5,623
Notes receivable, net	1,780	—	—	1,780	1,780
Investment in securities	283	—	—	283	283
Warrants, fair value	770	—	—	770	770
Financial liabilities:
Non-recourse debt	13,362	—	—	13,418	13,418
Long-term debt	2,068	—	—	2,248	2,248

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

Through September 30, 2016, cumulative contributions of $66.5 million (inclusive of the $500 initial Member’s capital investment), representing 6,653,171 Units, have been received. Through the same date, a net total of $334 thousand of such contributions (representing 46,250 Units) have been rescinded or repurchased (net of distributions paid and allocated syndication costs) by the Company. As of September 30, 2016, 6,606,921 Units were issued and outstanding.

Results of Operations

The three months ended September 30, 2016 versus the three months ended September 30, 2015

The Company had a net income of $85 thousand and a net loss of $105 thousand for the three months ended September 30, 2016 and 2015, respectively. The results for the third quarter of 2016 reflect decreases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2016 decreased by $294 thousand or 11%, as compared to the prior year period. Such decline was largely due to decreases in operating lease revenues, gain on sales of lease assets and early termination of notes, and interest on notes receivable, offset in part, by an increase in gain on sales or dispositions of investment in securities.

The decrease in operating lease revenues totaled $424 thousand or 17% and was mainly due to run-off and dispositions of lease assets. Gain on sales of lease assets and early termination of notes receivable decreased by $53 thousand or 96%, largely due to a change in the mix of assets sold. Interest on notes receivables was reduced by $52 thousand or 66%, largely due to the early termination of certain notes. The increase in gain on sales or dispositions of investment in securities totaled $237 thousand, was attributable to the absence of any sales activity in the third quarter of 2015.

Expenses

Total expenses for the third quarter of 2016 decreased by $484 thousand or 17%, as compared to the prior year period. The net decrease in expenses was primarily the result of reductions in depreciation expense, cost reimbursements paid to the Managing Member and interest expense, offset in part, by an increase in acquisition expense and provision for credit losses.

The decline in depreciation expense totaled $452 thousand or 23% and was largely a result of run-off and sales of lease assets. The decrease in cost reimbursements paid to the Managing Member totaled $79 thousand or 26%, was a result of lower allocated costs based, in part, on the Fund’s declining asset base. Interest expense decreased by $37 thousand or 28%, as a result of a $5.1 million reduction in outstanding borrowings since September 30, 2015. Acquisition expense increased by $49 thousand or 350% due to lower volume of successful business deals. The provision for credit losses increased by $27 thousand or 225%, as multiple outstanding invoices became more than 90 days past due.

The nine months ended September 30, 2016 versus the nine months ended September 30, 2015

The Company had a net income of $162 thousand and a net loss of $349 thousand for the nine months ended September 30, 2016 and 2015, respectively. The results for the first nine months of 2016 reflect decreases in both total revenues and total expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2016 decreased by $812 thousand or 10%, as compared to the prior year period. Such decline was largely due to decreases in operating lease revenues, interest on notes receivable, and gain on sales of lease assets and early termination of notes, offset in part, by an increase in gain on sales or dispositions of investment in securities.

The decrease in operating lease revenues totaled $725 thousand or 10% and was mainly due to run-off and dispositions of lease assets. Interest on notes receivable was reduced by $160 thousand or 57%, largely due to the early termination of certain notes. Gain on sales of lease assets and early termination of notes receivable decreased by $93 thousand or 76%, largely due to a change in the mix of assets sold. An almost 40 times increase in gain on sales or dispositions of investment in securities to $231 thousand, was mainly attributable to lower volume of sales activity in the first nine months of 2015.

Expenses

Total expenses for the first nine months of 2016 decreased by $1.3 million or 16%, as compared to the prior year period. The net decrease in expenses was primarily the result of reductions in depreciation expense, cost reimbursements paid to the Managing Member and interest expense.

The decline in depreciation expense totaled $854 thousand or 14%, was largely a result of run-off and sales of lease assets. The decrease in cost reimbursements paid to the Managing Member totaled $349 thousand or 35%, was a result of lower allocated costs based, in part, on the Fund’s declining asset base. Interest expense decreased by $103 thousand or 25%, as a result of a $5.1 million reduction in outstanding borrowings since September 30, 2015.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $4.0 million and $5.6 million at September 30, 2016 and December 31, 2015, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net cash provided by (used in):
Operating activities	$1,877	$2,748	$5,418	$5,845
Investing activities	805	746	1,596	916
Financing activities	(2,876)	(3,099)	(8,633)	(7,419)
Net (decrease) increase in cash and cash equivalents	$(194)	$395	$(1,619)	$(658)

The three months ended September 30, 2016 versus the three months ended September 30, 2015

During the three months ended September 30, 2016 and 2015, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts and its investments in notes receivable. The Company realized $15 thousand and $580 thousand proceeds from the sales of lease assets and/or the early termination of notes receivable during the respective three months ended September 30, 2016 and 2015. The Company also realized $387 thousand proceeds from the sales or dispositions of investment in securities during the three months ended September 30, 2016. There was no sale or disposition of investment in securities for the prior year period.

During the same comparative periods, cash was primarily used to pay distributions and to pay down debt. Distributions paid to both Other Members and the Managing Member totaled $1.6 million for each of the three months ended September 30, 2016 and 2015. Cash used to pay down debt totaled $1.3 million and $1.4 million for the respective three months ended September 30, 2016 and 2015.

The nine months ended September 30, 2016 versus the nine months ended September 30, 2015

During the nine months ended September 30, 2016 and 2015, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts and its investments in notes receivable. In addition, the Company realized $136 thousand and $681 thousand of proceeds from the sales of lease assets and/or the early termination of notes receivable during the respective nine months ended September 30, 2016 and 2015. The Company also realized $387 thousand and $6 thousand proceeds from the sales or dispositions of investment in securities during the respective nine months ended September 30, 2016 and 2015.

During the same comparative periods, cash was primarily used to pay distributions and to pay down debt. Distributions paid to both Other Members and the Managing Member totaled $4.8 million for each of the nine months ended September 30, 2016 and 2015. Cash used to pay down debt totaled $3.8 million and $4.1 million for the respective nine months ended September 30, 2016 and 2015.

Revolving credit facility

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”), Institutional Leasing Sub Facility, and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of September 30, 2016, the Credit Facility is for an amount up to $75.0 million and is set to expire on June 30, 2017. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2016. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of September 30, 2016, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $28.8 million, 0.40 to 1, and 20.43 to 1, respectively, as of September 30, 2016. As such, as of September 30, 2016, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2016 (in thousands):

Net loss – GAAP basis	$118
Interest expense	441
Depreciation and amortization	7,106
Amortization of initial direct costs	115
Provision for credit losses	48
Provision for losses on investment in securities	(395)
Unrealized gain on fair valuation of warrants	120
Principal payments received on direct financing leases	1
Principal payments received on notes receivable	1,454
EBITDA (for Credit Facility financial covenant calculation only)	$9,008

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through September 2016.

Cash distributions were made by the Fund to Unitholders of record as of August 31, 2016 and paid through September 30, 2016. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 15, LLC Prospectus dated October 28, 2011 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets. The cash distributions were based on current and anticipated gross revenues from the leases and loans acquired. During the Fund’s acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund’s actual and anticipated gross revenues to be generated from the binding initial terms of the leases and loans acquired.

The following table summarizes distribution activity for the Fund from inception through September 30, 2016 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951		—		5,951		0.90	6,612,560
Dec 2015 – Aug 2016	Jan 2016 – Sep 2016	4,450		—		4,450		0.67	6,606,921
		$21,717		$—		$21,717		$4.14
Source of distributions
Lease and loan payments and sales proceeds received		$21,717	100.00%	$—	0.00%	$21,717	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$21,717	100.00%	$—	0.00%	$21,717	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, and December 1, 2015 to August 31, 2016, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2016, there were no commitments to fund investments in notes receivable and to purchase lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 10, 2016

ATEL 15, LLC
(Registrant)

By: ATEL Managing Member, LLC Managing Member of Registrant
By:	/s/ Dean L. Cash Dean L. Cash Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)
By:	/s/ Paritosh K. Choksi Paritosh K. Choksi Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)
By:	/s/ Samuel Schussler Samuel Schussler Senor Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)