Form 10-K
period 2016-12-31
ATEL 15, LLC
filed 2017-03-20
CIK 1519117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2017 was 6,570,221.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. BUSINESS

General Development of Business

ATEL 15, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on March 4, 2011 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member” or “Manager”), a Nevada limited liability company. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group. The Fund may continue until terminated in accordance with the provisions of the Operating Agreement. Contributions in the amount of $500 were received as of May 3, 2011, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 21, 2011, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2012. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on April 4, 2012, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 28, 2013.

As of December 31, 2016, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $66.1 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,584,221 Units were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to members, with any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provide additional cash distributions following the Reinvestment Period and until all investment portfolio assets has been sold or otherwise disposed. The Company is governed by the ATEL 15, LLC amended and restated Limited Liability Company Operating Agreement dated October 28, 2011 (the “Operating Agreement”).

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 7, Related party transaction as set forth in Part II, Item 8, Financial Statements and Supplemental Data). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2016, the Company had purchased equipment with a total acquisition price of $64.8 million. The Company had also funded investments in notes receivable totaling $9.3 million through December 31, 2016.

As of the date of the final commitment of its proceeds from the sale of Units, the Company’s objective is to have at least 75% of its investment portfolio (by cost) consist of equipment leased to lessees that the Manager deems to be high quality corporate creditors and/or leases guaranteed by such high quality corporate creditors. High quality corporate creditors are lessees or guarantors who have a credit rating by Moody’s Investors Service, Inc. of “Baa3” or better, or the credit equivalent as determined by the Manager, or are public and private corporations with substantial revenues and histories of profitable operations, as well as established hospitals with histories of profitability or municipalities. The remaining 25% of the initial investment portfolio may include equipment lease transactions, real property single tenant net leases and other debt or equity financing for companies which, although deemed creditworthy by the Manager, would not satisfy the specific credit criteria for the portfolio described above. Included in this 25% of the portfolio may be growth capital financing investments. No more than 20% of the initial portfolio, by cost, will consist of these growth capital financing investments and no more than 20% of the portfolio, by cost, will consist of real estate investments. The Company’s objective is to invest approximately 25% of its capital in assets that involve “green” technologies or applications as discussed above.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. All of the Company’s current operating revenues and long-lived assets relate to customers domiciled in North America.

The business of the Company is not seasonal. The Company has no full time employees. Employees of the Managing Member and affiliates provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to the Managing Member and affiliates per the Operating Agreement.

For further information refer to the financial statements and the footnotes.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, all currently located in the US, has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2016 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Marine	$19,410	29.96%
Manufacturing	11,328	17.49%
Transportation, rail	11,295	17.44%
Food Processing	5,200	8.03%
Coal terminal	5,084	7.85%
Material handling	4,147	6.40%
Agriculture	3,788	5.85%
Construction	2,590	4.00%
Research	574	0.89%
Aviation	443	0.68%
Computers	393	0.61%
Other	530	0.80%
	$64,782	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Oil/Gas field services	$20,859	32.20%
Manufacturing	11,276	17.41%
Food & kindred products	5,323	8.22%
Utilities	5,200	8.03%
Wholesale nondurables	5,084	7.85%
Transportation, rail	4,220	6.51%
Business services	3,491	5.39%
Wholesale plastics	2,395	3.70%
Lumber/Wood	1,787	2.76%
Transportation	1,482	2.29%
Non-metallic materials	877	1.35%
Chemical/Allied products	871	1.34%
Industrial machinery	710	1.10%
Other	1,207	1.85%
	$64,782	100.00%

From inception to December 31, 2016, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Manufacturing	$3,491	$2,084	$1,932
Material handling	561	165	559
Transportation, rail	368	250	66
Computers	154	21	227
Other	204	15	230
	$4,778	$2,535	$3,014

For further information regarding the Company’s equipment lease portfolio as of December 31, 2016, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2016 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computers	$2,743	29.43%
Manufacturing	1,684	18.07%
Research	900	9.66%
Furniture & fixtures	700	7.51%
Chemical processing	300	3.22%
Vending equipment	250	2.68%
Food processing	193	2.07%
Other	2,550	27.36%
	$9,320	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Manufacturing	$3,850	41.31%
Engineering/Management services	2,000	21.46%
Electronics	1,234	13.24%
Computer engines	800	8.58%
Business services	743	7.97%
Refuse system	250	2.68%
Telecommunications	250	2.68%
Food processing	193	2.08%
	$9,320	100.00%

From inception to December 31, 2016, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Manufacturing	$1,434	$272	$1,509
Computers	1,200	725	691
Furniture & fixtures	800	81	947
Research	650	34	738
Vending equipment	250	213	88
Chemical processing	200	102	145
Other	1,650	546	1,444
	$6,184	$1,973	$5,562

For further information regarding the Company’s notes receivable portfolio as of December 31, 2016, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2. PROPERTIES

The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.

Item 3. LEGAL PROCEEDINGS

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Company. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company’s financial position or results of operations. No material legal proceedings are currently pending against the Company or against any of its assets.

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

Fund Valuation

Background to Fund Valuation

The Financial Industry Regulatory Authority (“FINRA”), in conjunction with the Securities and Exchange Commission (“SEC”) updated rules for the presentation of account statement values relative to pricing of Direct Placement Program (“DPP”) shares. Under FINRA Notice 15-02 (the “Notice”) the SEC approved amendments to National Association of Securities Dealers (“NASD”) Rule 2340, Customer Account Statements, and FINRA rule 2310, which address a FINRA member firm’s participation in a public offering of a DPP. In summary, the amendments require a FINRA member firm to include in the account statements for customers holding DPP securities a per share value for the DPP. This per share value must be prepared by, or with the material assistance or confirmation of, a third-party valuation expert or service. The results of this valuation must be disclosed in the issuer’s reports filed under the Securities Exchange Act of 1934. A valuation in compliance with the Notice must be undertaken and published on at least an annual basis.

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

Appraised Value Methodology

As amended, Rule NASD 2340(c)(1)(B) requires that the per share estimated value disclosed in an issuer’s most recent periodic or current report be based upon an appraisal of the assets and liabilities of the program by, or with the material assistance or confirmation of, a third-party valuation expert or service, in conformity with standard industry valuation practice as it relates to both the aforementioned assets and liabilities. No later than 150 days following the second anniversary of the issuer’s break of escrow for its minimum offering, this methodology must be used to establish the required estimated values.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2016.

ATEL 15, LLC, will satisfy the disclosure requirements for providing estimated per Unit values pursuant to the Notice as follows:

For these disclosures, subsequent to the Fund’s initial compliance with FINRA 15-02, annual disclosures of estimated per Unit values, through the termination of the Fund; will be accomplished and included on an annual basis in a document filed with the Securities and Exchange Commission available to the public.

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 162.8%, based on ATEL’s historical track record as of December 31, 2016. In addition, an annual inflation rate of 2.50% has been assumed.

For Off-Lease:  A fair value of off-lease equipment based upon estimates from ATEL’s seasoned Asset Management Group.

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

ATEL 15, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 15, LLC at December 31, 2016 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $6.26. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 15, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 15, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The members of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been consistently made through December 31, 2016.

Cash distributions were paid by the Fund to members of record as of November 30, 2016, and paid through December 31, 2016. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 15, LLC Prospectus dated October 28, 2011 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to members will not be available for reinvestment in additional portfolio assets.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2016 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital	Distribution of Income	Total Distribution	Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—	$—	$—	n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173	—	1,173	0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191	—	4,191	0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952	—	5,952	0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951	—	5,951	0.90	6,612,560
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	5,934	—	5,934	0.90	6,606,921
		$23,201	$—	$23,201	$4.37
Source of distributions
Lease and loan payments and sales proceeds received	$23,201	100.00%	$—	0.00%	$23,201	100.00%
Interest Income	—-	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans	—	0.00%	—	0.00%	—	0.00%
	$23,201	100.00%	$—	0.00%	$23,201	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, and December 1, 2015 to November 30, 2016, respectively.

Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

Overview

ATEL 15, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on March 4, 2011 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 21, 2011, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2012. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on April 4, 2012, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 28, 2013 with a total of 6,620,971 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $66.1 million. As of December 31, 2016, 6,584,221 Units were issued and outstanding.

During 2012, the Company began its acquisition stage with the investment of the net proceeds from the public offering of Units. During the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company has reinvested and will reinvest cash flow in excess of certain amounts required to be distributed to the members and/or utilize its credit facilities to acquire additional equipment. Throughout the Reinvestment Period, which ends December 31, 2019, the Company anticipates continued reinvestment of cash flow in excess of minimum distributions and other obligations. The Company is governed by its Limited Liability Company Operating Agreement dated October 28, 2011 (“Operating Agreement”).

The Company shall continue until terminated in accordance with the provisions of the Operating Agreement. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2012 through 2015. The utilization percentage of existing assets under lease was 87% and 100% at December 31, 2016 and 2015, respectively.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2016 versus 2015

The Company had net income of $44 thousand and net loss of $393 thousand, for the years ended December 31, 2016 and 2015, respectively. The net results for 2016 reflect decreases in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for 2016 decreased by $1.4 million or 13%, as compared to prior year. Such decrease was largely due to a $900 thousand, or 9% reduction in lease revenues, mainly the result of dispositions of lease assets; a 60% decrease on interest on notes receivable of $206 thousand largely due to scheduled run-off of the loan portfolio; an $83 thousand, or 61% decrease in gain on sales of lease assets and early termination of notes, resulting from a lesser volume in sale activities in 2016; an unfavorable change of $302 thousand, recorded as a diminished fair market value adjustment on warrant holdings; and was partially offset by a $73 thousand, or 45%, increase in gains on sales or dispositions of investment in securities related to a favorable exit event.

Expenses

Total expenses for 2016 decreased by $1.9 million or 17%, as compared to prior year. The decrease in total expenses was largely a result of a $1.3 million, or 17%, reduction in depreciation expense, mostly the result of run-off and sales of lease assets; a $369 thousand, or 30%, decline in cost reimbursements to the Manager and/or affiliates, directly attributable to a reduced level of fund assets under management; a $139 thousand, or 26%, reduced interest expense burden, corresponding to a $5.0 million reduction in outstanding debt since December 31, 2015; and a $55 thousand, or 11%, fall in asset management fees, reflecting a lesser level of managed assets and related rents. Such reductions in 2016 expenses were partially offset by a $96 thousand increment in acquisition expenses.

Capital Resources and Liquidity

At December 31, 2016 and 2015, the Company’s cash and cash equivalents totaled $2.6 million and $5.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2016	2015
Net cash provided by (used in):
Operating activities	$6,656	$7,596
Investing activities	1,859	1,297
Financing activities	(11,561)	(10,484)
Net decrease in cash and cash equivalents	$(3,046)	$(1,591)

2016 versus 2015

During 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized a total of $565 thousand and $720 thousand of proceeds from sales of lease assets and investments in securities during 2016 and 2015, respectively. The Company utilized borrowings of $1.6 million during 2015. The Company received principal payments on notes receivable of $1.3 million and $1.7 million during 2016 and 2015, respectively.

During the same comparative years, cash was primarily used to pay distributions and repay debt. Distributions paid to both members and the Managing Member totaled $6.4 million for both 2016 and 2015; while cash used to repay debt totaled $5.0 million and $5.6 million, respectively.

Revolving credit facility

Effective May 25, 2012, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility.

After various amendments to extend, and adjust the base amounts availability, the Credit Facility is set to expire on June 30, 2017. Negotiations for the extension of the credit facility to June 30, 2019 and the addition of an affiliated company, ATEL 17, LLC to the credit facility are currently underway, and expected to be finalized well in advance of such current expiration. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of December 31, 2016. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of December 31, 2016, the material financial covenants are summarized as follows:

Minimum Tangible Net Worth: $10.0 million
Leverage Ratio (leverage to Tangible Net Worth): Not to exceed 1.25 to 1
Collateral Value: Collateral value under the Warehouse Facility must be no less than the outstanding borrowings under that facility
EBITDA to Interest Ratio: Not to be less than 2 to 1 for the four fiscal quarters just ended

“EBITDA” is defined under the Credit Facility as, for the relevant period of time (1) gross revenues (all payments from leases and notes receivable) for such period minus (2) expenses deducted in determining net income for such period plus (3) to the extent deducted in determining net income for such period (a) provision for income taxes and (b) interest expense, and (c) depreciation, amortization and other non-cash charges. Extraordinary items and gains or losses on (and proceeds from) sales or dispositions of assets outside of the ordinary course of business are excluded in the calculation of EBITDA. “Tangible Net Worth” is defined as, as of the date of determination, (i) the net worth of the Company, after deducting there from (without duplication of deductions) the net book amount of all assets of the Company, after deducting any reserves and other amounts for assets which would be treated as intangibles under GAAP and after certain other adjustments permitted under the agreements.

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $27 million, 0.39 to 1, and 21.53 to 1, respectively, as of December 31, 2016. As such, as of December 31, 2016, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended December 31, 2016 (in thousands):

Net income – GAAP basis	$44
Interest expense	405
Depreciation and amortization	6,626
Amortization of initial direct costs	109
Provision for credit losses	48
Gains on investment securities	(237)
Unrealized loss on fair value adjustment for warrants	380
Principal payments received on direct financing leases	1
Principal payments received on notes receivable	1,343
EBITDA (for Credit Facility financial covenant calculation only)	$8,719
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

Non-Recourse Long-Term Debt

As of December 31, 2016 and 2015, the Company had non-recourse long-term debt totaling $8.3 million and $13.4 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Long-Term Debt

As of December 31, 2016 and 2015, the Company had long-term debt totaling $2.1 million. The debt was utilized to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

For detailed information on the Company’s debt obligations, see Notes 8 through 10 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been consistently made through December 31, 2016. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2016, there were no commitments to purchase lease assets or to fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 40.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 15, LLC

We have audited the accompanying balance sheets of ATEL 15, LLC (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL 15, LLC as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

San Francisco, California
March 17, 2017

ATEL 15, LLC

BALANCE SHEETS

DECEMBER 31, 2016 AND 2015
(In Thousands)

	2016	2015
ASSETS
Cash and cash equivalents	$2,577	$5,623
Accounts receivable, net of allowance for doubtful accounts of $45 at December 31, 2016 and $2 at December 31, 2015	447	101
Notes receivable, net of unearned interest income of $88 and allowance for credit losses of $55 at December 31, 2016 and net of unearned interest income of $210 and allowance for credit losses of $50 at December 31, 2015	432	1,780
Investment in securities	183	283
Warrants, fair value	390	770
Investments in equipment and leases, net of accumulated depreciation of $25,431 at December 31, 2016 and $19,335 at December 31, 2015	34,693	41,552
Prepaid expenses and other assets	33	31
Total assets	$38,755	$50,140
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$107	$51
Affiliates	68	21
Accrued distributions to Other Members	616	623
Other	451	233
Non-recourse debt	8,332	13,362
Long-term debt	2,068	2,068
Unearned operating lease income	156	345
Total liabilities	11,798	16,703
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	26,957	33,437
Total Members’ capital	26,957	33,437
Total liabilities and Members’ capital	$38,755	$50,140

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)

	2016	2015
Revenues:
Leasing and lending activities:
Operating leases	$9,177	$10,077
Direct financing leases	5	—
Interest on notes receivable	137	343
Gain on sales of lease assets and early termination of notes receivable	52	135
Gain on sales or dispositions of investment in securities	237	164
Unrealized loss on fair value adjustment for warrants	(380)	(78)
Other	22	42
Total revenues	9,250	10,683
Expenses:
Depreciation of operating lease assets	6,626	7,960
Asset management fees to Managing Member	440	495
Acquisition expense	97	1
Cost reimbursements to Managing Member and/or affiliates	871	1,240
Provision for credit losses	48	51
Amortization of initial direct costs	109	126
Interest expense	405	544
Professional fees	142	129
Outside services	70	62
Other	398	468
Total expenses	9,206	11,076
Net income (loss)	$44	$(393)
Net income (loss):
Managing Member	$481	$482
Other Members	(437)	(875)
	$44	$(393)
Net loss per Limited Liability Company Unit (Other Members)	$(0.07)	$(0.13)
Weighted average number of Units outstanding	6,606,315	6,611,855

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2014	6,615,221	$40,312	$—	$40,312
Rescissions of Units	(800)	(6)	—	(6)
Repurchases of Units	(7,500)	(45)	—	(45)
Distributions to Other Members ($0.90 per Unit)	—	(5,949)	—	(5,949)
Distributions to Managing Member	—	—	(482)	(482)
Net (loss) income	—	(875)	482	(393)
Balance December 31, 2015	6,606,921	33,437	—	33,437
Repurchases of Units	(22,700)	(116)	—	(116)
Distributions to Other Members ($0.90 per Unit)	—	(5,927)	—	(5,927)
Distributions to Managing Member	—	—	(481)	(481)
Net (loss) income	—	(437)	481	44
Balance December 31, 2016	6,584,221	$26,957	$—	$26,957

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In Thousands)

	2016	2015
Operating activities:
Net income (loss)	$44	$(393)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(52)	(135)
Depreciation of operating lease assets	6,626	7,960
Amortization of initial direct costs	109	126
Provision for credit losses	48	51
Gain on sales or dispositions of investment in securities	(237)	(164)
Unrealized loss on fair valuation of warrants	380	78
Changes in operating assets and liabilities:
Accounts receivable	(389)	64
Prepaid expenses and other assets	(2)	20
Accounts payable, Managing Member	56	—
Accounts payable, other	218	67
Accrued liabilities, affiliates	47	13
Unearned fee income related to notes receivable	(3)	(15)
Unearned operating lease income	(189)	(76)
Net cash provided by operating activities	6,656	7,596
Investing activities:
Purchases of equipment on operating leases	—	(798)
Purchase of securities	(50)	—
Proceeds from sales of lease assets and early termination of notes	178	714
Proceeds from sales or dispositions of investment in securities	387	6
Payments of initial direct costs	—	(43)
Principal payments received on direct financing leases	1	13
Note receivable advances	—	(250)
Principal payments received on notes receivable	1,343	1,655
Net cash provided by investing activities	1,859	1,297
Financing activities:
Borrowings under non-recourse debt	—	1,558
Repayments under non-recourse debt	(5,030)	(5,558)
Distributions to Other Members	(5,934)	(5,951)
Distributions to Managing Member	(481)	(482)
Rescissions of Units	—	(6)
Repurchases of Units	(116)	(45)
Net cash used in financing activities	(11,561)	(10,484)
Net decrease in cash and cash equivalents	(3,046)	(1,591)
Cash and cash equivalents at beginning of year	5,623	7,214
Cash and cash equivalents at end of year	$2,577	$5,623
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$327	$469
Cash paid during the year for taxes	$11	$22
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$616	$623
Distributions payable to Managing Member at year-end	$50	$50
Securities acquired through net exercise of warrants	$—	$158

See accompanying notes.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL 15, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on March 4, 2011 (“Date of Inception”) for the purpose of equipment financing and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member” or “Manager”), a Nevada limited liability company. The Managing Member is controlled by ATEL Financial Services, LLC (“AFS”), a wholly-owned subsidiary of ATEL Capital Group. The Fund shall continue until terminated in accordance with the provisions of the Operating Agreement. Contributions in the amount of $500 were received as of May 3, 2011, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 21, 2011, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2012. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on April 14, 2012, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 28, 2013.

As of December 31, 2016, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $66.1 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,584,221 Units were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to unitholders, with any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provide additional cash distributions following the Reinvestment Period and until all investment portfolio assets has been sold or otherwise disposed. The Company is governed by the ATEL 15, LLC amended and restated Limited Liability Company Operating Agreement dated October 28, 2011 (the “Operating Agreement”).

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2016 and 2015, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2016, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

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

Allowances for losses on direct financing leases are typically established based on historical charge-off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off to the allowance as they are deemed uncollectible.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct financing leases and notes receivable. Upon disposal of the underlying lease assets and notes receivable, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

The Company’s principal decision makers are the Managing Member’s Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the principal decision makers do not review information based on any operating segment other than the equipment

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

The primary geographic region in which the Company seeks leasing opportunities is North America. As of and for the years ended December 31, 2016 and 2015, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $183 thousand and $283 thousand of purchased securities at December 31, 2016 and 2015, respectively. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for 2016 and 2015. The Company realized $237 thousand of gains from sales or disposition of securities in 2016. There were no sales or dispositions of securities during 2015.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized losses of $380 thousand and $78 thousand on fair valuation of its warrants during 2016 and 2015, respectively. The unrealized losses recorded during 2016 reduced the estimated fair value of the Company’s portfolio of warrants to $390 thousand at December 31, 2016 from $770 thousand at December 31, 2015. The Company realized no gains or losses from the net exercise of warrants during 2016, as no warrants were exercised. The Company recognized gains on the net exercise of warrants totaling $164 thousand in 2015.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2016 and 2015, the related provision for state income taxes was approximately zero and $34 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2016 and 2015 as follows (in thousands):

	2016	2015
Financial statement basis of net assets	$26,957	$33,437
Tax basis of net assets (unaudited)	30,694	36,747
Difference	$(3,737)	$(3,310)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Net income (loss) per financial statements	$44	$(393)
Tax adjustments (unaudited):
Adjustment to depreciation expense	301	(270)
Provision for losses and doubtful accounts	43	1
Adjustments to revenues	(52)	(314)
Adjustments to gain on sales of assets	155	(54)
Other	(9)	616
Income (loss) per federal tax return (unaudited)	$482	$(414)

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the year.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management will adopt the standard and is currently evaluating the standard and its operational and related disclosure requirements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

As of December 31, 2016 and 2015, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2016	2015
Oil/Gas extraction	32%	32%
Manufacturing	19%	18%

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

During 2016 and 2015, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2016	2015
Halliburton Overseas Limited	Marine vessel	27%	24%
Cargill, Inc.	Material handling	10%	*
Signature Brands, Inc.	Food Processing	10%	*
AEP Generating Company	Coal Terminal	*	11%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2016, the terms of the notes are from 36 to 90 months with interest ranging from 11.26% to 18% per annum. The notes are secured by the equipment financed and have maturity dates in 2017 and 2020.

As of December 31, 2016 and 2015, two of the Company’s notes receivable were on non-accrual status. Details are as follows, in thousands, except for the number of notes receivable and the interest rate.

	Notes receivable
	Non-accrual
	December 31, 2016	December 31, 2015
Number of notes	2	2
Net investment value	$71	$81
Annual interest rate	18.00%	18.00%
Fair value adjustments	55	50
Fair value amount	16	31
Interest income not recorded relative to original terms	7	7

Note modifications:
Date	Note modification
December 1, 2014	Notes placed on non-accrual status.
January 1, 2015	Defer payment of principal, interest-only payments at their original rates through June 30, 2015.
Payments will be adjusted so ultimate amounts paid will reflect interest earned at 18% per annum related to the entire term from the original funding date.
1st quarter 2015	Impairment totaling $27 thousand was recorded.
3rd quarter 2015	Impairment totaling $23 thousand was recorded.
4th quarter 2015	Extend interest only payments through June 30, 2016. Entire balance on the notes due on July 1, 2016.
1st quarter 2016	Impairment totaling $5 thousand was recorded.
3rd quarter 2016	Final payment due on January 1, 2017.
1st quarter 2017	Extend payment schedule through January 1, 2020. Term loan matures on January 1, 2020.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

As of December 31, 2016, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2017	$515
2018	60
575
Less: portion representing unearned interest income	(88)
487
Less: allowance for credit losses	(55)
Notes receivable, net	$432

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
IDC amortization – notes receivable	$3	$13
IDC amortization – lease assets	106	113
Total	$109	$126

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2015	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2016
Net investment in operating leases	$41,293	$(1,551)	$(6,626)	$33,116
Net investment in direct financing leases	—	10	(1)	9
Assets held for sale or lease, net	—	1,415	—	1,415
Initial direct costs, net of accumulated amortization of $231 at December 31, 2016 and $187 at December 31, 2015	259	—	(106)	153
Total	$41,552	$(126)	$(6,733)	$34,693

Impairment of investments in leases:

The Company recorded no fair value adjustments during 2016 and 2015, to reduce the cost basis of off-lease equipment.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $6.6 million and $8.0 million for the years ended December 31, 2016 and 2015, respectively. IDC amortization expense related to the Company’s operating leases totaled $109 thousand and $126 thousand for 2016 and 2015, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2012 through 2015.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance December 31, 2016
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	10,927	—	(2,294)	8,633
Manufacturing	7,836	—	—	7,836
Food processing	5,200	—	—	5,200
Coal terminal	5,084	—	—	5,084
Materials handling	4,147	—	(649)	3,498
Construction	2,590	—	—	2,590
Research	2,250	—	—	2,250
Agriculture	2,112	—	—	2,112
Aviation	722	—	—	722
Computer	251	—	(12)	239
Cleaning & maintenance	51	—	(51)	—
Transportation	48	—	—	48
	60,628	—	(3,006)	57,622
Less accumulated depreciation	(19,335)	(6,626)	1,455	(24,506)
Total	$41,293	$(6,626)	$(1,551)	$33,116

The average estimated residual value for assets on operating leases was 35% and 43% of the assets’ original cost at December 31, 2016 and 2015, respectively. There were no operating leases in non-accrual status at both December 31, 2016 and 2015.

Direct financing leases:

As of December 31, 2016, investment in direct financing leases consists of various types of materials handling equipment. As of December 31, 2015, the Company had no investment in direct financing leases.

The components of the Company’s investment in direct financing leases as of December 31, 2016 (in thousands):

2016
Total minimum lease payments receivable	$18
Estimated residual values of leased equipment (unguaranteed)	1
Investment in direct financing leases	19
Less unearned income	(10)
Net investment in direct financing leases	$9

As of December 31, 2016, there were no investments in direct financing leases in non-accrual status.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

At December 31, 2016, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2017	5,908	6	5,914
2018	5,326	6	5,332
2019	2,471	6	2,477
2020	1,099	—	1,099
2021	884	—	884
Thereafter	885	—	885
	$16,573	$18	$16,591

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2016 and 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 – 60
Transportation, rail	35 – 40
Marine vessel	20 – 30
Aviation	15 – 20
Manufacturing	10 – 15
Agriculture	7 – 10
Cleaning & maintenance	7 – 10
Construction	7 – 10
Food processing	7 – 10
Materials handling	7 – 10
Transportation	7 – 10
Research	5 – 7
Computer	3 – 5

6. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2014	$—	$—	$1	$—	$—	$1
Provision for credit losses	—	—	1	50	—	51
Balance December 31, 2015	—	—	2	50	—	52
Provision for credit losses	—	—	43	5	—	48
Balance December 31, 2016	$—	$—	$45	$55	$—	$100

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

6. Allowance for credit losses: - (continued)

As of December 31, 2016 and 2015, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2016	Notes Receivable	Finance Leases
Allowance for credit losses:
Ending balance	$55	$—
Ending balance: individually evaluated for impairment	$55	$—
Financing receivables:
Ending balance	$487	$9
Ending balance: individually evaluated for impairment	$487	$9

December 31, 2015	Notes Receivable	Finance Leases
Allowance for credit losses:
Ending balance	$50	$—
Ending balance: individually evaluated for impairment	$50	$—
Financing receivables:
Ending balance	$1,830[1]	$—
Ending balance: individually evaluated for impairment	$1,830	$—
[1]	Includes $3 of unamortized initial direct costs.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

6. Allowance for credit losses: - (continued)

At December 31, 2016 and 2015, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2016	2015	2016	2015
Pass	$416	$1,746	$9	$—
Substandard	71	81	—	—
Total	$487	$1,827	$9	$—

As of December 31, 2016, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded Notes receivable	$71	$71	$55	$75	$—
Total	$71	$71	$55	$75	$—

As of December 31, 2015, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded Notes receivable	$81	$81	$50	$85	$—
Total	$81	$81	$50	$85	$—

At December 31, 2016 and 2015, the investment in financing receivables is aged as follows (in thousands):

December 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$487	$487	$—
Finance leases	—	—	—	—	9	9	—
Total	$—	$—	$—	$—	$496	$496	$—

December 31, 2015	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,827	$1,827	$—
Total	$—	$—	$—	$—	$1,827	$1,827	$—

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

7. Related party transactions:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

The Operating Agreement allows for the reimbursement of costs incurred by the Managing Member and/or affiliates for providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. The Managing Member is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of investments.

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2016 and 2015 as follows (in thousands):

	2016	2015
Administrative costs reimbursed to Managing Member and/or affiliates	$871	$1,240
Asset management fees to Managing Member	440	495
Acquisition and initial direct costs paid to Managing Member	97	44
	$1,408	$1,779

8. Non-recourse debt:

At December 31, 2016, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 2.19% to 3.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2016, gross operating lease rentals totaled approximately $8.6 million over the remaining lease terms; and the carrying value of the pledged assets is $21.8 million. The notes mature at various dates from 2017 through 2020.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2017	$3,655	$200	$3,855
2018	3,486	94	3,580
2019	1,146	16	1,162
2020	45	—	45
	$8,332	$310	$8,642

9. Long-term debt:

As of December 31, 2016, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

10. Borrowing facilities:

Effective May 25, 2012, the Company participated with ATEL Capital Group and certain subsidiaries and affiliated funds in a $75 million revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility.

After various amendments to extend, and adjust the base amounts availability, the Credit Facility is set to expire on June 30, 2017. Negotiations for the extension of the credit facility to June 30, 2019 and the addition of an affiliated company, ATEL 17, LLC to the credit facility are currently underway, and expected to be finalized well in advance of such current expiration. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of December 31, 2016 and 2015, borrowings under the Credit Facility were as follows (in thousands):

	2016	2015
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(1,030)	(1,090)
Amounts borrowed by institutional leasing trust under institutional line	(8,488)	—
Total remaining available under the working capital, acquisition and warehouse facilities	$65,482	$73,910

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2016, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

10. Borrowing facilities: - (continued)

As of December 31, 2016, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $27 million, 0.39 to 1, and 21.53 to 1, respectively, as of December 31, 2016. As such, as of December 31, 2016, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

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

Warehouse facility

To hold the assets under the Warehousing Facility prior to allocation to specific investor programs, a Warehousing Trust has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The Warehousing Trust is used by the Warehouse Facility borrowers to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC is a pro rata participant in the Warehousing Trust, as described below. When a program no longer has a need for short-term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of December 31, 2016, the investment program participants were the Company, ATEL 14, LLC and ATEL 16, LLC. Effective December 30, 2015, ATEL 12, LLC was formally removed as a participant of the Credit Facility. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of December 31, 2016 and 2015.

11. Commitments:

At December 31, 2016, there were no commitments to purchase lease assets or to fund investments in notes receivable.

12. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

12. Guarantees: - (continued)

Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company’s similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

13. Members’ capital:

A total of 6,584,221 Units and 6,606,921 Units were issued and outstanding at December 31, 2016 and 2015, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

The Fund’s net income or net losses are to be allocated 100% to the members. From the commencement of the Fund until the initial closing date, net income and net loss were allocated 99% to the Managing Member and 1% to the initial members. Commencing with the initial closing date, net income and net loss are to be allocated 92.5% to the members and 7.5% to the Managing Member.

Fund distributions are to be allocated 7.5% to the Managing Member and 92.5% to the members. The Company commenced periodic distributions during the first quarter of 2012.

Distributions to the Other Members for the years ended December 31, 2016 and 2015 were as follows (in thousands except Units and per Unit data):

	2016	2015
Distributions declared	$5,927	$5,949
Weighted average number of Units outstanding	6,606,315	6,611,855
Weighted average distributions per Unit	$0.90	$0.90

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

At December 31, 2016 and 2015, only the Company’s warrants were measured on a recurring basis. During the same comparative years, the Company recorded non-recurring adjustments to reduce the cost basis of certain assets deemed impaired. Such non-recurring adjustments reduced the cost basis of notes receivable during 2016 and 2015.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2016 and 2015, the calculated fair value of the Fund’s warrant portfolio approximated $390 thousand and $770 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Level 3 Assets
	2016	2015
Fair value of warrants at beginning of period	$770	$848
Unrealized loss on fair value adjustment for warrants	(380)	(78)
Fair value of warrants at end of period	$390	$770

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

During 2016, the Company recorded fair value adjustments totaling $5 thousand relative to two notes receivable. The fair value adjustments were non-recurring and were based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral. During 2015, the Company recorded fair value adjustments totaling $50 thousand relative to the two impaired notes.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2016 and 2015 (in thousands):

	December 31, 2016	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable, net	$16	$—	$—	$16

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable, net	$31	$—	$—	$31

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2016 and 2015:

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.43 – $1,000.00
			Time to maturity (in years)	3.62 – 9.08
			Risk-free interest rate	1.60% – 2.39%
			Annualized volatility	43.96% – 90.59%
Impaired Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$5,174 – $12,065
			Condition of collateral (equipment)	Poor to Average

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.70 – $1,000.00
			Exercise price	$0.70 – $1,000.00
			Time to maturity (in years)	0.62 – 8.35
			Risk-free interest rate	0.52% – 2.17%
			Annualized volatility	100.00%
Impaired Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$5,174 – $12,065
			Condition of collateral (equipment)	Poor to Average

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

The Company determines the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate and consistent with the fair value accounting guidance. Considerable judgment is required to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Non-recourse and Long-term debt

The fair value of the Company’s non-recourse and long-term debt is estimated using discounted cash flow analyses, based upon current market borrowing rates for similar types of borrowing arrangements.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,577	$2,577	$—	$—	$2,577
Notes receivable, net	432	—	—	432	432
Investment in securities	183	—	—	183	183
Warrants, fair value	390	—	—	390	390
Financial liabilities:
Non-recourse debt	8,332	—	—	8,370	8,370
Long-term debt	2,068	—	—	2,324	2,324

	December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$5,623	$5,623	$—	$—	$5,623
Notes receivable, net	1,780	—	—	1,780	1,780
Investment in securities	283	—	—	283	283
Warrants, fair value	770	—	—	770	770
Financial liabilities:
Non-recourse debt	13,362	—	—	13,418	13,418
Long-term debt	2,068	—	—	2,248	2,248

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2016. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2016.

This annual report does not include an audit report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

The officers and directors of ATEL and its affiliates are as follows:

Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)
Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)
Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Managing Member, LLC (Managing Member)

Dean L. Cash, age 66, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 63, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 58, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2016.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2016 and 2015 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Limitations on Fees

The Fund has adopted a single Asset Management Fee plus the Carried Interest as a means of compensating the Manager for sponsoring the Fund and managing its operations. While this compensation structure is intended to simplify management compensation for purposes of investor’s understanding, state securities administrators use a more complicated compensation structure in their review of equipment program offerings in order to assure that those offerings are fair under the states’ merit review guidelines. The total of all Front End Fees, the Carried Interest and the Asset Management Fee will be subject to the Asset Management Fee Limit in order to assure these state administrators that the Fund will not bear greater fees than permitted under the state merit review guidelines. The North American Securities Administrators Association, Inc. (“NASAA”) is an organization of state securities administrators, those state government agencies responsible for qualifying securities offerings in their respective states. NASAA has established standards for the qualification of a number of different types of securities offerings and investment products, including its Statement of Policy on Equipment Programs (the “NASAA Equipment Leasing Guidelines”). Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines establish the standards for payment of reasonable carried interests, promotional interests and fees for equipment acquisition, management, resale and releasing services to equipment leasing program sponsors. Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines set the maximum compensation payable to the sponsor and its affiliates from an equipment leasing program such as the Fund. The Asset Management Fee Limit will equal the maximum compensation payable under Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines as in effect on the date of the Fund’s prospectus (the “NASAA Fee Limitation”). Under the Asset Management Fee Limit, the Fund will calculate the maximum fees payable under the NASAA Fee Limitation and guarantee that the Asset Management Fee it will pay the Manager and its Affiliates, when added to its Carried Interest, will never exceed the fees and interest payable to a sponsor and its affiliates under the NASAA Fee Limitation.

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

Under the NASAA Equipment Leasing Guidelines, the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund’s equipment; or (ii) 75% of such Gross Proceeds. The Fund intends to incur total indebtedness equal to 50% of the aggregate cost of its equipment. The Operating Agreement requires the Fund to commit at least 85.875% of the Gross Proceeds to Investment in Equipment. Based on the formula in the NASAA Guidelines, the Fund’s minimum Investment in Equipment would equal 76.875% of Gross Proceeds (80%-[50% × .0625%] = 76.875%), and the Fund’s minimum Investment in Equipment would therefore exceed the NASAA Fee Limitation minimum by 9%.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2016, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2016 and 2015, the Company incurred audit fees with its principal auditors totaling $102 thousand and $81 thousand, respectively.

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

Date: March 17, 2017

ATEL 15, LLC (Registrant)

By: ATEL Managing Member, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash, Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)

By: /s/ Paritosh K. Choksi Paritosh K. Choksi, Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)

By: /s/ Samuel Schussler Samuel Schussler, Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 17, 2017
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 17, 2017
/s/ Samuel Schussler Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 17, 2017

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.