Form 10-Q
period 2017-03-31
ATEL 15, LLC
filed 2017-05-12
CIK 1519117

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2017 was 6,563,947.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016
(in thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,113	$2,577
Accounts receivable, net	81	447
Notes receivable, net	203	432
Investment in securities	183	183
Warrants, fair value	415	390
Investments in equipment and leases, net	33,410	34,693
Prepaid expenses and other assets	26	33
Total assets	$36,431	$38,755
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$51	$107
Affiliates	86	68
Accrued distributions to Other Members	617	616
Other	468	451
Non-recourse debt	7,387	8,332
Long-term debt	2,068	2,068
Unearned operating lease income	304	156
Total liabilities	10,981	11,798
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	25,450	26,957
Total Members’ capital	25,450	26,957
Total liabilities and Members’ capital	$36,431	$38,755

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS
ENDED MARCH 31, 2017 AND 2016
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Leasing and lending activities:
Operating leases	$1,947	$2,422
Direct financing leases	1	1
Interest on notes receivable	10	52
Gain on sales of lease assets and early termination of notes	10	28
Unrealized gain on fair value adjustment for warrants	25	4
Other	4	4
Total revenues	1,997	2,511
Expenses:
Depreciation of operating lease assets	1,222	1,809
Asset management fees to Managing Member	82	120
Acquisition expense	—	1
Cost reimbursements to Managing Member and/or affiliates	233	220
(Reversal of) provision for credit losses	(1)	7
Amortization of initial direct costs	21	29
Interest expense	80	114
Impairment losses on equipment	11	—
Professional fees	52	77
Outside services	30	20
Railcar maintenance	13	31
Bank charges	32	37
Other	43	33
Total expenses	1,818	2,498
Net income	$179	$13
Net income (loss):
Managing Member	$120	$121
Other Members	59	(108)
	$179	$13
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.01	$(0.02)
Weighted average number of Units outstanding	6,574,176	6,606,921

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2017
(in thousands except units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	6,606,921	$33,437	$—	$33,437
Repurchases of Units	(22,700)	(116)	—	(116)
Distributions to Other Members ($0.90 per Unit)	—	(5,927)	—	(5,927)
Distributions to Managing Member	—	—	(481)	(481)
Net (loss) income	—	(437)	481	44
Balance December 31, 2016	6,584,221	26,957	—	26,957
Repurchases of Units	(19,679)	(87)	—	(87)
Distributions to Other Members ($0.22 per Unit)	—	(1,479)	—	(1,479)
Distributions to Managing Member	—	—	(120)	(120)
Net income	—	59	120	179
Balance March 31, 2017 (Unaudited)	6,564,542	$25,450	$—	$25,450

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$179	$13
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(10)	(28)
Depreciation of operating lease assets	1,222	1,809
Amortization of initial direct costs	21	29
Impairment losses on equipment	11	—
(Reversal of) provision for credit losses	(1)	7
Unrealized gain on fair value adjustment for warrants	(25)	(4)
Changes in operating assets and liabilities:
Accounts receivable	367	(39)
Prepaid expenses and other assets	7	(38)
Accounts payable, Managing Member	(56)	—
Accounts payable, other	17	23
Accrued liabilities, affiliates	18	111
Unearned fee income related to notes receivable	—	(1)
Unearned operating lease income	148	133
Net cash provided by operating activities	1,898	2,015
Investing activities:
Purchase of securities	—	(17)
Proceeds from sales of lease assets and early termination of notes	39	86
Principal payments received on notes receivable	229	359
Net cash provided by investing activities	268	428
Financing activities:
Repayments under non-recourse debt	(945)	(1,267)
Distributions to Other Members	(1,478)	(1,486)
Distributions to Managing Member	(120)	(121)
Repurchases of Units	(87)	—
Net cash used in financing activities	(2,630)	(2,874)
Net decrease in cash and cash equivalents	(464)	(431)
Cash and cash equivalents at beginning of period	2,577	5,623
Cash and cash equivalents at end of period	$2,113	$5,192
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$60	$95
Cash paid during the period for taxes	$1	$2
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$617	$623
Distributions payable to Managing Member at period-end	$50	$50

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

As of March 31, 2017, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $66.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,564,542 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. Certain months prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2017 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $183 thousand of purchased securities at both March 31, 2017 and December 31, 2016. There was no gain on sales or dispositions of investment in securities during the three months ended March 31, 2017 and 2016. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three months ended March 31, 2017 and 2016.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. During the three months ended March 31, 2017 and 2016, the Company recorded an unrealized gain of $25 thousand and $4 thousand, respectively, on fair valuation of its warrants. As of March 31, 2017 and December 31, 2016, the estimated fair value of the Company’s portfolio of warrants amounted to $415 thousand and $390 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three months ended March 31, 2017 and 2016.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods, beginning after December 15, 2016. Early adoption is permitted. Management adopted the standard and the adoption of ASU 2014-15 did not have a material impact on the Company’s financial statements or related disclosures.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. As of March 31, 2017, the terms of the notes receivable are from 36 to 90 months and bear interest at rates ranging from 11.26% to 18.00% per annum. The notes are secured by the equipment financed. The notes mature from 2017 through 2020.

At both March 31, 2017 and December 31, 2016, two of the Company’s notes receivable were on non-accrual status. Details are as follows, in thousands, except for the number of notes receivable and the annual rate:

	Notes receivable
	Non-accrual
	March 31, 2017	December 31, 2016
Number of notes	2	2
Net investment value	$56	$71
Annual interest rate	18.00%	18.00%
Fair value adjustments	$55	$55
Fair value amount	$1	$16
Interest income not recorded relative to original terms	$7	$7

Date	Note modification
December 1, 2014	Notes placed on non-accrual status.
January 1, 2015	Defer payment of principal, interest-only payments at their original rates through June 30, 2015.
Payments will be adjusted so ultimate amounts paid will reflect interest earned at 18% per annum related to the entire term from the original funding date.
1st quarter 2015	Impairment totaling $27 thousand was recorded.
3rd quarter 2015	Impairment totaling $23 thousand was recorded.
4th quarter 2015	Extend interest only payments through June 30, 2016.
Entire balance on the notes due on July 1, 2016.
1st quarter 2016	Impairment totaling $5 thousand was recorded.
3rd quarter 2016	Final payment due on January 1, 2017
1st quarter 2017	Extend payment schedule through January 1, 2020. Term loan matures on January 1, 2020.

As of March 31 2017, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2017	$199
Year ending December 31, 2018	118
2019	58
Total	375
Less: portion representing unearned interest income	(117)
258
Less: allowance for credit losses	(55)
Notes receivable, net	$203

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
IDC amortization-notes receivable	$1	$1
IDC amortization – lease assets	20	28
Total	$21	$29

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts	Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Operating Leases	Notes Receivable
Balance December 31, 2015	$2	$50	$52
Provision for credit losses	43	5	48
Balance December 31, 2016	45	55	100
Reversal of provision for credit losses	(1)	—	(1)
Balance March 31, 2017	$44	$55	$99

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

March 31, 2017	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$55	$—	$55
Ending balance: individually evaluated for impairment	$55	$—	$55
Ending balance: collectively evaluated for impairment	$—	$—	$—
Financing receivables:
Ending balance	$258	$9	$267
Ending balance: individually evaluated for impairment	$258	$9	$267
Ending balance: collectively evaluated for impairment	$—	$—	$—

December 31, 2016	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$55	$—	$55
Ending balance: individually evaluated for impairment	$55	$—	$55
Ending balance: collectively evaluated for impairment	$—	$—	$—
Financing receivables:
Ending balance	$487[1]	$9	$496
Ending balance: individually evaluated for impairment	$487	$9	$496
Ending balance: collectively evaluated for impairment	$—	$—	$—
[1]	Includes $1 of unamortized initial direct costs.

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

At March 31, 2017 and December 31, 2016, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Pass	$202	$416	$9	$9
Special mention	56	—	—	—
Substandard	—	71	—	—
Doubtful	—	—	—	—
Total	$258	$487	$9	$9

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of March 31, 2017 and December 31, 2016, the Company’s impaired loans were as follows (in thousands):

	March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	56	56	55	56	—
Total	$56	$56	$55	$56	$—

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	71	71	55	75	—
Total	$71	$71	$55	$75	$—

At March 31, 2017 and December 31, 2016, investment in financing receivables is aged as follows (in thousands):

March 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$258	$258	$—
Finance leases	—	—	—	—	9	9	—
Total	$—	$—	$—	$—	$267	$267	$—

December 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$487	$487	$—
Finance leases	—	—	—	—	9	9	—
Total	$—	$—	$—	$—	$496	$496	$—

As of March 31, 2017 and December 31, 2016, the Company had two notes receivable which were on non-accrual status (see Note 3).

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2016	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2017
Net investment in operating leases	$33,116	$(48)	$(1,222)	$31,846
Net investment in direct financing leases	9	—	—	9
Assets held for sale or lease, net	1,415	7	—	1,422
Initial direct costs, net of accumulated amortization of $219 at March 31, 2017 and $231 at December 31, 2016	153	—	(20)	133
Total	$34,693	$(41)	$(1,242)	$33,410

Impairment of investments in leases:

Depreciation expense and impairment losses on property of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Depreciation of operating lease assets	$1,222	$1,809
Impairment losses on equipment	11	—
Total	$1,233	$1,809

For the three months ended March 31, 2017, the Company recorded impairment losses of $11 thousand to reduce the cost basis of certain-off lease construction equipment to its fair value. There was no impairment loss recorded during the first three months of 2016.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment was $1.2 million and $1.8 million for the respective three months ended March 31, 2017 and 2016. IDC amortization expense related to the Company’s operating leases and direct financing leases totaled $20 thousand and $28 thousand for the respective three months ended March 31, 2017 and 2016 (see Note 3).

All of the Company’s leased property was acquired beginning in December 2011 through April 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance March 31, 2017
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	8,633	—	—	8,633
Manufacturing	7,836	—	—	7,836
Food processing	5,200	—	—	5,200
Coal terminal	5,084	—	—	5,084
Materials handling	3,498	—	(106)	3,392
Construction	2,590	—	—	2,590
Research	2,250	—	—	2,250
Agriculture	2,112	—	—	2,112
Aviation	722	—	—	722
Computer	239	—	(239)	—
Transportation	48	—	—	48
	57,622	—	(345)	57,277
Less accumulated depreciation	(24,506)	(1,222)	297	(25,431)
Total	$33,116	$(1,222)	$(48)	$31,846

The average estimated residual value for assets on operating leases was 36% of the assets’ original cost at both March 31, 2017 and December 31, 2016. There were no operating leases in non-accrual status as of March 31, 2017 and December 31, 2016.

Direct financing leases:

As of March 31, 2017, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of March 31, 2017 are as follows (in thousands):

March 31, 2017
Total minimum lease payments receivable	$17
Estimated residual values of leased equipment (unguaranteed)	1
Investment in direct financing leases	18
Less unearned income	(9)
Net investment in direct financing leases	9

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

There were no investments in direct financing leases in non-accrual status at March 31, 2017 and December 31, 2016.

At March 31, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2017	4,252	5	4,257
Year ending December 31, 2018	5,326	6	5,332
2019	2,471	6	2,477
2020	1,099	—	1,099
2021	884	—	884
2022	773	—	773
Thereafter	112	—	112
	$14,917	$17	$14,934

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

During the respective three months ended March 31, 2017 and 2016, the Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Administrative costs reimbursed to Managing Member and/or affiliates	$233	$220
Asset management fees to Managing Member	82	120
Acquisition and initial direct costs paid to Managing Member	—	1
	$315	$341

7. Non-recourse debt:

At March 31, 2017, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 2.22% to 3.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2017, gross operating lease rentals and future payments on direct financing leases totaled approximately $7.6 million over the remaining lease terms and the carrying value of the pledged assets is $18.3 million. The notes mature from 2017 through 2020.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2017	$2,710	$140	$2,850
Year ending December 31, 2018	3,486	94	3,580
2019	1,146	16	1,162
2020	45	—	45
	$7,387	$250	$7,637

8. Long-term debt:

As of March 31, 2017, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

9. Borrowing facilities:

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”), Institutional Leasing Sub Facility, and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of March 31, 2017, the Credit Facility is for an amount up to $75.0 million and is set to expire on June 30, 2017. Negotiations for the extension of the credit facility to June 30, 2019 and the addition of an affiliated company, ATEL 17, LLC to the credit facility are currently underway, and expected to be finalized well in advance of such current expiration. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of March 31, 2017 and December 31, 2016, borrowings under the Credit Facility were as follows (in thousands):

	March 31, 2017	December 31, 2016
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(1,015)	(1,030)
Amounts borrowed by institutional leasing trust under institutional line	—	(8,488)
Total remaining available under the working capital, acquisition and warehouse facilities	$73,985	$65,482

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2017, the aggregate amount of the Credit Facility is potentially available to the Company, subject

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2017, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $25.4 million, 0.37 to 1, and 21.86 to 1, respectively, as of March 31, 2017. As such, as of March 31, 2017, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

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

As of March 31, 2017, the investment program participants were ATEL 14, LLC, the Company and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of March 31, 2017 and December 31, 2016.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Commitments:

At March 31, 2017, there were no commitments to fund investments in notes receivable and to purchase lease assets.

11. Contingencies:

On April 20, 2017 the Company, along with certain affiliates, was served a suit by a lessee of the Company in an action for declaratory relief to determine the fair market value of the leased equipment at the end of the initial lease term, December 31, 2016. The Company and its affiliates counter-claimed for a determination of the fair market value, and for holdover rent. Management believes it has a high likelihood of prevailing in all or a part of its claims, and reasonably expects that ultimate resolution of the dispute will be in amounts in excess of current book value. As such, no amounts have been considered with respect to recording of any impairment on this lease.

12. Members’ Capital:

A total of 6,564,542 and 6,584,221 Units were issued and outstanding at March 31, 2017 and December 31, 2016, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2017	2016
Distributions declared	$1,479	$1,486
Weighted average number of Units outstanding	6,574,176	6,606,921
Weighted average distributions per Unit	$0.22	$0.22

13. Fair value measurements:

At March 31, 2017 and December 31, 2016, only the Company’s warrants were measured on a recurring basis. In addition, certain notes receivable deemed impaired were measured at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio approximated $415 thousand and $390 thousand at March 31, 2017 and December 31, 2016, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The fair value of warrants that were accounted for on a recurring basis classified as Level 3 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Fair value of warrants at beginning of period	$390	$770
Unrealized gain on fair valuation of warrants	25	4
Fair value of warrants at end of period	$415	$774

Impaired notes receivable (non-recurring)

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. During the first three months ended March 31, 2017 and 2016, the Company had recorded $0 and $5 thousand, respectively, fair value adjustments relative to two impaired notes.

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

Impaired off-lease equipment (non-recurring)

During the three months ended March 31, 2017 and 2016, the Company recorded fair value adjustments totaling $11 thousand and $0, respectively, to reduce the cost basis of certain-off lease construction equipment (assets) deemed impaired. The fair value adjustments recorded during the three months ended March 31, 2017 were non-recurring.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired lease assets were classified within Level 3 of the valuation hierarchy as the data source utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable, net	$15	$—	$—	$15

	December 31, 2016	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable, net	$16	$—	$—	$16

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2017 and December 31, 2016:

March 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $1,000.00
			Time to maturity (in years)	3.37 – 8.83
			Risk-free interest rate	1.57% – 2.33%
			Annualized volatility	44.01% – 91.25%
Impaired Lease Equipment	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$3,750 (total of $15,000)
			Condition of collateral (equipment)	Poor to Average

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.43 – $1,000.00
			Time to maturity (in years)	3.62 – 9.08
			Risk-free interest rate	1.60% – 2.39%
			Annualized volatility	43.96% – 90.59%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$5,174 – $12,065
			Condition of collateral (equipment)	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,113	$2,113	$—	$—	$2,113
Notes receivable, net	203	—	—	203	203
Investment in securities	183	—	—	183	183
Warrants, fair value	415	—	—	415	415
Financial liabilities:
Non-recourse debt	7,387	—	—	7,418	7,418
Long-term debt	2,068	—	—	2,342	2,342

	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,577	$2,577	$—	$—	$2,577
Notes receivable, net	432	—	—	432	432
Investment in securities	183	—	—	183	183
Warrants, fair value	390	—	—	390	390
Financial liabilities:
Non-recourse debt	8,332	—	—	8,370	8,370
Long-term debt	2,068	—	—	2,324	2,324

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

As of March 31, 2017, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $66.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,564,542 Units were issued and outstanding.

Results of Operations

The three months ended March 31, 2017 versus the three months ended March 31, 2016

The Company had net income of $179 thousand and $13 thousand for the three months ended March 31, 2017 and 2016, respectively. The net results for 2017 reflect decreases in both total revenues and total operating expenses when compared to prior year period.

Revenues

Total revenues for the first quarter of 2017 decreased by $514 thousand or 20%, as compared to the prior year period. Such decline was largely due to decreases in operating lease revenues totaling $475 thousand, or 20%, mainly due to run-off of lease contracts and dispositions of lease assets; and a reduced realization of interest on notes receivable of $42 thousand, or 81%, largely due to the early termination of certain notes. Such year over year decreases were partly offset by an increase of $22 thousand, or near six (6) time increase in unrealized gains on the fair value of warrants in the current vs. prior year period.

Expenses

Total expenses for the first quarter of 2017 decreased by $680 thousand or 27%, as compared to the prior year period. The net decrease in expenses was primarily the result of reductions in depreciation expense of $587 thousand, or 32%, largely a result of portfolio run-off; asset management fees paid to the Managing Member totaling $38 thousand, or 32%, the result of lesser assets under management and related revenues; and in interest expense of $34 thousand or 30%, as a result of a $4.7 million reduction in outstanding borrowings since March 31, 2016.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $2.1 million and $2.6 million at March 31, 2017 and December 31, 2016, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$1,898	$2,015
Investing activities	268	428
Financing activities	(2,630)	(2,874)
Net decrease in cash and cash equivalents	$(464)	$(431)

The three months ended March 31, 2017 versus the three months ended March 31, 2016

During the three months ended March 31, 2017 and 2016, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts and its investments in notes receivable. In this regard, the Company realized $229 thousand and $39 thousand, and $359 thousand and $86 thousand, from principal payments received on notes receivable and on proceeds from the sales of lease assets and/or the early termination of notes receivable, respectively, during the comparative reporting periods. There was no sale or disposition of investment in securities during wither of these periods.

During the same comparative periods, cash was primarily used to pay distributions and to reduce non-recourse debt. Distributions paid totaled $1.6 million and cash used to pay down non-recourse debt totaled $945 thousand and $1.3 million for the respective three month periods ended March 31, 2017 and 2016.

Revolving credit facility

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”), Institutional Leasing Sub Facility, and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of March 31, 2017, the Credit Facility is for an amount up to $75.0 million and is set to expire on June 30, 2017. Negotiations for the extension of the credit facility to June 30, 2019 and the addition of an affiliated company, ATEL 17, LLC to the credit facility are currently underway, and expected to be finalized well in advance of such current expiration. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2017. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2017, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $25.4 million, 0.37 to 1, and 21.86 to 1, respectively, as of March 31, 2017. As such, as of March 31, 2017, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2017 (in thousands):

Net income	210
Interest expense	371
Depreciation and amortization	6,039
Amortization of initial direct costs	101
Impairment losses	11
Provision for credit losses	42
Provision for losses on investment in securities	(237)
Unrealized gain on fair valuation of warrants	358
Principal payments received on direct financing leases	1
Principal payments received on notes receivable	1,213
EBITDA (for Credit Facility financial covenant calculation only)	$8,109
EBITDA/Interest ratio	21.86	to 1
Leverage Ratio	0.37	to 1

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through March, 2017.

Cash distributions were made by the Fund to Unitholders of record as of August 31, 2016 and paid through March 31, 2017. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 15, LLC Prospectus dated October 28, 2011 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets. The cash distributions were based on current and anticipated gross revenues from the leases and loans acquired. During the Fund’s acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund’s actual and anticipated gross revenues to be generated from the binding initial terms of the leases and loans acquired.

The following table summarizes distribution activity for the Fund from inception through March 31, 2017 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951		—		5,951		0.90	6,612,560
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	5,934		—		5,934		0.90	6,606,921
Dec 2016 – Feb 2017	Jan 2017 – Mar 2017	1,478		—		1,478		0.22	6,574,176
		$24,679		$—		$24,679		$4.59
Source of distributions
Lease and loan payments and sales proceeds received		$24,679	100.00%	$—	0.00%	$24,679	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$24,679	100.00%	$—	0.00%	$24,679	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prosectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, December 1, 2015 to November 30, 2016, and December 1, 2016 to February 28, 2017, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2017, there were no commitments to fund investments in notes receivable or to purchase lease assets.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 Summary of Significant Accounting Policies.

Significant Accounting Policies and Estimates

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the Company’s significant accounting policies since December 31, 2016.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 11, 2017

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