Form 10-Q
period 2017-06-30
ATEL 15, LLC
filed 2017-08-10
CIK 1519117

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2017

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

The number of Limited Liability Company Units outstanding as of July 31, 2017 was 6,561,747.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016
(in thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$947	$2,577
Accounts receivable, net	125	447
Notes receivable, net	114	432
Investment in securities	183	183
Warrants, fair value	410	390
Investments in equipment and leases, net	31,892	34,693
Prepaid expenses and other assets	37	33
Total assets	$33,708	$38,755
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$50	$107
Affiliates	86	68
Accrued distributions to Other Members	617	616
Other	498	451
Non-recourse debt	6,468	8,332
Senior long-term debt	2,068	2,068
Unearned operating lease income	102	156
Total liabilities	9,889	11,798
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	23,819	26,957
Total Members’ capital	23,819	26,957
Total liabilities and Members’ capital	$33,708	$38,755

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS
ENDED JUNE 30, 2017 AND 2016
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Leasing and lending activities:
Operating leases	$1,835	$2,339	$3,782	$4,761
Direct financing leases	1	2	2	3
Interest on notes receivable	5	40	15	92
(Loss) gain on sale of assets and early termination of notes	(59)	—	(49)	28
Unrealized (loss) gain on fair value adjustment for warrants	(5)	(3)	20	1
Other	5	4	9	8
Total revenues	1,782	2,382	3,779	4,893
Expenses:
Depreciation of operating lease assets	1,190	1,778	2,412	3,587
Asset management fees to Managing Member	89	101	171	221
Acquisition expense	—	2	—	3
Cost reimbursements to Managing Member and/or affiliates	211	214	444	434
(Reversal of) provision for credit losses	(11)	—	(12)	7
Amortization of initial direct costs	18	28	39	57
Interest expense	73	106	153	220
Impairment losses on equipment	—	—	11	—
Professional fees	109	22	161	99
Outside services	28	15	58	35
Railcar maintenance	5	(3)	18	28
Bank charges	34	23	66	60
Other	64	32	107	65
Total expenses	1,810	2,318	3,628	4,816
Net (loss) income	$(28)	$64	$151	$77
Net income (loss):
Managing Member	$119	$120	$239	$241
Other Members	(147)	(56)	(88)	(164)
	$(28)	$64	$151	$77
Net loss per Limited Liability Company Unit (Other Members)	$(0.02)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of Units outstanding	6,562,925	6,606,921	6,568,519	6,606,921

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2017
(in thousands except units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	6,606,921	$33,437	$—	$33,437
Repurchases of Units	(22,700)	(116)	—	(116)
Distributions to Other Members ($0.90 per Unit)	—	(5,927)	—	(5,927)
Distributions to Managing Member	—	—	(481)	(481)
Net (loss) income	—	(437)	481	44
Balance December 31, 2016	6,584,221	26,957	—	26,957
Repurchases of Units	(22,474)	(98)	—	(98)
Distributions to Other Members ($0.45 per Unit)	—	(2,952)	—	(2,952)
Distributions to Managing Member	—	—	(239)	(239)
Net (loss) income	—	(88)	239	151
Balance June 30, 2017 (Unaudited)	6,561,747	$23,819	$—	$23,819

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2017 AND 2016
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating activities:
Net (loss) income	$(28)	$64	$151	$77
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Loss (gain) on sales of lease assets and early termination of notes receivable	59	—	49	(28)
Depreciation of operating lease assets	1,190	1,778	2,412	3,587
Amortization of initial direct costs	18	28	39	57
Impairment losses on equipment	—	—	11	—
(Reversal of) provision for credit losses	(11)	—	(12)	7
Unrealized loss (gain) on fair value adjustment for warrants	5	3	(20)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(46)	(14)	321	(53)
Prepaid expenses and other assets	(11)	(19)	(4)	(57)
Accounts payable, Managing Member	(1)	(1)	(57)	(1)
Accrued distributions to Other Members	1	(1)	1	(1)
Accounts payable, other	30	54	47	77
Accrued liabilities, affiliates	—	(80)	18	31
Unearned fee income related to notes receivable	—	(1)	—	(2)
Unearned operating lease income	(202)	(285)	(54)	(152)
Net cash provided by operating activities	1,004	1,526	2,902	3,541
Investing activities:
Purchase of securities	—	(17)	—	(34)
Proceeds from sales of lease assets and early termination of notes	249	35	288	121
Principal payments received on direct financing leases	1	—	1	—
Principal payments received on notes receivable	103	345	332	704
Net cash provided by investing activities	353	363	621	791
Financing activities:
Repayments under non-recourse debt	(919)	(1,276)	(1,864)	(2,543)
Distributions to Other Members	(1,474)	(1,487)	(2,952)	(2,973)
Distributions to Managing Member	(119)	(120)	(239)	(241)
Repurchases of Units	(11)	—	(98)	—
Net cash used in financing activities	(2,523)	(2,883)	(5,153)	(5,757)
Net decrease in cash and cash equivalents	(1,166)	(994)	(1,630)	(1,425)
Cash and cash equivalents at beginning of period	2,113	5,192	2,577	5,623
Cash and cash equivalents at end of period	$947	$4,198	$947	$4,198
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$53	$86	$113	$181
Cash paid during the period for taxes	$9	$9	$10	$11
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$617	$622	$617	$622
Distributions payable to Managing Member at period-end	$50	$50	$50	$50

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

As of June 30, 2017, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $66.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,561,747 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2017 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements.

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

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $183 thousand of purchased securities at both June 30, 2017 and December 31, 2016. There was no gain on sales or dispositions of investment in securities during the three and six months ended June 30, 2017 and 2016. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and six months ended June 30, 2017 and 2016.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. During the three and six months ended June 30, 2017, the Company recorded an unrealized loss of $5 thousand and unrealized gain of $20 thousand, respectively, on fair valuation of its warrants. By comparison, the Company recorded unrealized loss of $3 thousand and unrealized gain of $1 thousand, on fair valuations of its warrants during the respective prior year periods. As of June 30, 2017 and December 31, 2016, the estimated fair value of the Company’s portfolio of warrants amounted to $410 thousand and $390 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three and six months ended June 30, 2017 and 2016.

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

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the standard and its impact on operations and financial reporting. The adoption of ASU 2016-15 by the Company is not expected to have a material effect on its financial statements.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and expects the Update may potentially result in an increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method. Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. Given the limited changes to lessor accounting, the Company does not expect material changes to recognition or measurement, but we are early in the implementation process and will continue to evaluate the impact. This adoption will primarily result in an increase in the assets and liabilities on the Company’s balance sheet.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements. The Company’s implementation efforts include the identification of equity securities within the scope of the guidance, the evaluation of the measurement alternative available for equity securities without a readily determinable fair value, and the related impact to accounting policies, presentation and disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company expects to adopt the Standards Update. A preliminary evaluation of the impact of such adoption on the financial statements of the Fund indicates that such impact is virtually non-existent as

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues. Management expects that accounting policies will not materially change since the principles of revenue recognition from the standard are largely consistent with existing guidance and current practices applied by the Company.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. As of June 30, 2017, the terms of the notes receivable are from 36 to 90 months and bear interest at rates ranging from 16.00% to 18.00% per annum. The notes are secured by the equipment financed. The notes mature from 2017 through 2020.

At both June 30, 2017 and December 31, 2016, two of the Company’s notes receivable were on non-accrual status. Details are as follows, in thousands, except for the number of notes receivable and the annual rate:

	Notes receivable
	Non-accrual
	June 30, 2017	December 31, 2016
Number of notes	2	2
Net investment value	$41	$71
Annual interest rate	18.00%	18.00%
Fair value adjustments	$41	$55
Fair value amount	$—	$16
Interest income not recorded relative to original terms	$7	$7

Date	Note modification
December 1, 2014	Notes placed on non-accrual status.
January 1, 2015	Defer payment of principal, interest-only payments at their original rates through June 30, 2015.
Payments will be adjusted so ultimate amounts paid will reflect interest earned at 18% per annum related to the entire term from the original funding date.
1st quarter 2015	Impairment totaling $27 thousand was recorded.
3rd quarter 2015	Impairment totaling $23 thousand was recorded.
4th quarter 2015	Extend interest only payments through June 30, 2016.
Entire balance on the notes due on July 1, 2016.
1st quarter 2016	Impairment totaling $5 thousand was recorded.
3rd quarter 2016	Final payment due on January 1, 2017
1st quarter 2017	Extend payment schedule through January 1, 2020. Notes mature on January 1, 2020.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of June 30, 2017, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2017	$90
Year ending December 31, 2018	118
2019	58
Total	266
Less: portion representing unearned interest income	(111)
155
Less: allowance for credit losses	41
Notes receivable, net	$114

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
IDC amortization – notes receivable	$—	$1	$1	$2
IDC amortization – lease assets	18	27	38	55
Total	$18	$28	$39	$57

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts	Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Operating Leases	Notes Receivable
Balance December 31, 2015	$2	$50	$52
Provision for credit losses	43	5	48
Balance December 31, 2016	45	55	100
Provision for (reversal of) credit losses	2	(14)	(12)
Balance June 30, 2017	$47	$41	$88

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

June 30, 2017	Notes Receivable	Finance Leases
Allowance for credit losses:
Ending balance	$41	$—
Ending balance: individually evaluated for impairment	$41	$—
Ending balance: collectively evaluated for impairment	$—	$—
Financing receivables:
Ending balance	$155	$8
Ending balance: individually evaluated for impairment	$155	$8
Ending balance: collectively evaluated for impairment	$—	$—

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

December 31, 2016	Notes Receivable	Finance Leases
Allowance for credit losses:
Ending balance	$55	$—
Ending balance: individually evaluated for impairment	$55	$—
Ending balance: collectively evaluated for impairment	$—	$—
Financing receivables:
Ending balance	$487	$9
Ending balance: individually evaluated for impairment	$487	$9
Ending balance: collectively evaluated for impairment	$—	$—

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

At June 30, 2017 and December 31, 2016, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Pass	$114	$416	$8	$9
Special mention	41	—	—	—
Substandard	—	71	—	—
Doubtful	—	—	—	—
Total	$155	$487	$8	$9

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of June 30, 2017 and December 31, 2016, the Company’s impaired loans were as follows (in thousands):

	June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	41	41	41	24	—
Total	$41	$41	$41	$24	$—

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	71	71	55	75	—
Total	$71	$71	$55	$75	$—

At June 30, 2017 and December 31, 2016, investment in financing receivables is aged as follows (in thousands):

June 30, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$155	$155	$—
Finance leases	—	—	—	—	8	8	—
Total	$—	$—	$—	$—	$163	$163	$—

December 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$487	$487	$—
Finance leases	—	—	—	—	9	9	—
Total	$—	$—	$—	$—	$496	$496	$—

As of June 30, 2017 and December 31, 2016, the Company had two notes receivable which were on non-accrual status (see Note 3).

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2016	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2017
Net investment in operating leases	$33,116	$(379)	$(2,412)	$30,325
Net investment in direct financing leases	9	—	(1)	8
Assets held for sale or lease, net	1,415	30	—	1,445
Initial direct costs, net of accumulated amortization of $203 at June 30, 2017 and $231 at December 31, 2016	153	—	(39)	114
Total	$34,693	$(349)	$(2,452)	$31,892

Impairment of investments in leases:

Depreciation expense and impairment losses on property of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation of operating lease assets	$1,190	$1,778	$2,412	$3,587
Impairment losses	—	—	11	—
Total	$1,190	$1,778	$2,423	$3,587

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment totaled $1.2 million and $1.8 million for the respective three months ended June 30, 2017 and 2016 and was $2.4 million and $3.6 million for the respective six months ended June 30, 2017 and 2016. IDC amortization expense related to the Company’s operating leases and direct financing leases totaled $18 thousand and $39 thousand for the respective three and six months ended June 30, 2017, and was $28 thousand and $57 thousand for the respective three and six months ended June 30, 2016 (see Note 3).

All of the Company’s leased property was acquired beginning in December 2011 through April 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance June 30, 2017
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	8,633	—	—	8,633
Manufacturing	7,836	—	—	7,836
Food processing	5,200	—	—	5,200
Coal terminal	5,084	—	—	5,084
Materials handling	3,498	—	(1,547)	1,951
Construction	2,590	—	—	2,590
Research	2,250	—	—	2,250
Agriculture	2,112	—	—	2,112
Aviation	722	—	—	722
Computer	239	—	(239)	—
Transportation	48	—	—	48
	57,622	—	(1,786)	55,836
Less accumulated depreciation	(24,506)	(2,412)	1,407	(25,511)
Total	$33,116	$(2,412)	$(379)	$30,325

The average estimated residual value for assets on operating leases were 36% and 35% of the assets’ original cost at June 30, 2017 and December 31, 2016, respectively. There were no operating leases in non-accrual status as of June 30, 2017 and December 31, 2016.

Direct financing leases:

As of June 30, 2017, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of June 30, 2017 are as follows (in thousands):

Balance June 30, 2017
Total minimum lease payments receivable	$15
Estimated residual values of leased equipment (unguaranteed)	1
Investment in direct financing leases	16
Less unearned income	(8)
Net investment in direct financing leases	$8

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

There were no investments in direct financing leases in non-accrual status at June 30, 2017 and December 31, 2016.

At June 30, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2017	2,913	3	2,916
Year ending December 31, 2018	5,344	6	5,350
2019	2,489	6	2,495
2020	1,105	—	1,105
2021	884	—	884
2022	772	—	772
Thereafter	112	—	112
	$13,619	$15	$13,634

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

During the respective three and six months ended June 30, 2017 and 2016, the Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Administrative costs reimbursed to Managing Member and/or affiliates	$211	$214	$444	$434
Asset management fees to Managing Member	89	101	171	221
Acquisition and initial direct costs paid to Managing Member	—	2	—	3
	$300	$317	$615	$658

7. Non-recourse debt:

At June 30, 2017, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 2.64% to 3.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2017, gross operating lease rentals and future payments on direct financing leases totaled approximately $6.6 million over the remaining lease terms and the carrying value of the pledged assets is $17.2 million. The notes mature from 2018 through 2020.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2017	$1,791	$87	$1,878
Year ending December 31, 2018	3,486	94	3,580
2019	1,146	16	1,162
2020	45	—	45
	$6,468	$197	$6,665

8. Senior long-term debt:

As of June 30, 2017, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

9. Borrowing facilities:

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”), Institutional Leasing Sub Facility, and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of June 30, 2017, the Credit Facility is for an amount of $75.0 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of June 30, 2017 and December 31, 2016, borrowings under the Credit Facility were as follows (in thousands):

	June 30, 2017	December 31, 2016
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(985)	(1,030)
Amounts borrowed by institutional leasing trust under institutional line	—	(8,488)
Total remaining available under the working capital, acquisition and warehouse facilities	$74,015	$65,482

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2017, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2017, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $23.8 million, 0.36 to 1, and 21.07 to 1, respectively, as of June 30, 2017. As such, as of June 30, 2017, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

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

As of June 30, 2017, the investment program participants were ATEL 14, LLC, the Company and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of June 30, 2017 and December 31, 2016.

10. Commitments:

At June 30, 2017, there were no commitments to fund investments in notes receivable and to purchase lease assets.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

12. Members’ Capital:

A total of 6,561,747 and 6,584,221 Units were issued and outstanding at June 30, 2017 and December 31, 2016, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Distributions declared	$1,473	$1,487	$2,952	$2,973
Weighted average number of Units outstanding	6,562,925	6,606,921	6,568,519	6,606,921
Weighted average distributions per Unit	$0.22	$0.23	$0.45	$0.45

13. Fair value measurements:

At June 30, 2017 and December 31, 2016, only the Company’s warrants were measured on a recurring basis. In addition, certain notes receivable deemed impaired were measured at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio approximated $410 thousand and $390 thousand at June 30, 2017 and December 31, 2016, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three and six months ended June 30, 2017 and 2016 and classified as Level 3 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fair value of warrants at beginning of period	$415	$774	$390	$770
Unrealized (loss) gain on fair valuation of warrants	(5)	(3)	20	1
Fair value of warrants at end of period	$410	$771	$410	$771

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

Impaired notes receivable (non-recurring)

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. During the six months ended June 30, 2017 and 2016, the Company had recorded $0 and $5 thousand, respectively, fair value adjustments relative to two impaired notes.

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

Impaired off-lease equipment (non-recurring)

During the six months ended June 30, 2017 and 2016, the Company recorded fair value adjustments totaling $11 thousand and $0, respectively, to reduce the cost basis of certain-off lease construction equipment (assets) deemed impaired. The fair value adjustments recorded during the six months ended June 30, 2017 were non-recurring. There were no fair value adjustments during the three months ended June 30, 2017 and 2016.

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

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2016 (in thousands):

	December 31, 2016	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable, net	$16	$—	$—	$16

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2017 and December 31, 2016:

June 30, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $1,000
			Time to maturity (in years)	3.12 – 8.58
			Risk-free interest rate	1.56% – 2.23%
			Annualized volatility	33.35% – 90.39%

December 31, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.43 – $1,000.00
			Time to maturity (in years)	3.62 – 9.08
			Risk-free interest rate	1.60% – 2.39%
			Annualized volatility	43.96% – 90.59%
Notes Receivable	Non-recurring	Market Approach	Third Party Agents’ estimate of the value of collateral	$5,174 – $12,065
			Condition of collateral (equipment)	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$947	$947	$—	$—	$947
Notes receivable, net	114	—	—	114	114
Investment in securities	183	—	—	183	183
Warrants, fair value	410	—	—	410	410
Financial liabilities:
Non-recourse debt	6,468	—	—	6,488	6,488
Long-term debt	2,068	—	—	2,357	2,357

	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,577	$2,577	$—	$—	$2,577
Notes receivable, net	432	—	—	432	432
Investment in securities	183	—	—	183	183
Warrants, fair value	390	—	—	390	390
Financial liabilities:
Non-recourse debt	8,332	—	—	8,370	8,370
Long-term debt	2,068	—	—	2,324	2,324

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

As of June 30, 2017, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $66.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,561,747 Units were issued and outstanding.

Results of Operations

The three months ended June 30, 2017 versus the three months ended June 30, 2016

The Company had net loss of $28 thousand and net income of $64 thousand for the three months ended June 30, 2017 and 2016, respectively. The results for the second quarter of 2017 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2017 decreased by $600 thousand, or 25%, as compared to the prior year period. Such decrease was largely due to a $504 thousand, or 22%, reduction in operating lease revenues, mainly the result of dispositions of lease assets; a $35 thousand, or 88%, decrease in interest on notes receivables, due to fewer notes outstanding in the current year period; and a $59 thousand increase on the loss on sale of lease assets and early termination of notes, due to lower volume and a change in the mix of assets sold.

Expenses

Total expenses for the second quarter of 2017 decreased by $508 thousand, or 22%, as compared to the prior year period. The net decrease in total expenses was primarily the result of a $588 thousand, or 33%, decrease in depreciation of operating lease assets, a result of run-off and sales of lease assets; a $33 thousand, or 31%, decrease in interest expense; a result of a $4.4 million reduction in outstanding borrowings since June 30, 2016 and a decrease of $12 thousand, or 12%, of asset management fees to Managing Member, the result of lesser assets under management and related revenues, offset, in part, by an $87 thousand, or 4 times, increase in professional fees, due to the year over year difference in timing and related billings for professional audit and tax services; a $32 thousand increase in other expenses, due to increased storage fees from additional equipment placed in storage facility and an increase in printing and photocopying expenses for investor related services and a $13 thousand, or 87%, increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements.

The six months ended June 30, 2017 versus the six months ended June 30, 2016

The Company had net income of $151 thousand and $77 thousand for the six months ended June 30, 2017 and 2016, respectively. The results for the first half of 2017 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2017 declined by $1.1 million, or 23%, as compared to the prior year period. Such decrease was largely due to a $979 thousand, or 21%, reduction in operating lease revenues, mainly the result of dispositions of lease assets; a $77 thousand, or 84%, decrease in interest on notes receivables, due to fewer notes outstanding in the current year period; a $77 thousand, or 275%, unfavorable loss on the sale of lease assets and early termination of notes due to lower volume and a change in the mix of assets sold, offset, in part, by a $19 thousand increase in unrealized gains on the fair value adjustment of warrant holdings.

Expenses

Total expenses for the first half of 2017 decreased by $1.2 million, or 25%, as compared to the prior year period. The net decrease in total expenses was primarily the result of a $1.2 million, or 33%, decrease in depreciation of operating lease assets, which was largely a result of run-off and sales of lease assets; a $67 thousand, or 30%, decrease in interest expense, as a result of a $4.4 million reduction in outstanding borrowings since June 30, 2016; and a $50 thousand, or 23%, decrease, in asset management fees to Managing Member, the result of lesser assets under management and related revenues; offset, in part, by a $62 thousand, or 63%, increase in professional fees, due to the year over year difference in timing and related billings for professional audit and tax services; a $42 thousand, or 65% increase in other expenses, due to increased storage fees from additional equipment placed in storage facility and an increase in printing and photocopying expenses for investor related services, and a $23 thousand, or 66% increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $947 thousand and $2.6 million at June 30, 2017 and December 31, 2016, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net cash provided by (used in):
Operating activities	$1,004	$1,526	$2,902	$3,541
Investing activities	353	363	621	791
Financing activities	(2,523)	(2,883)	(5,153)	(5,757)
Net decrease in cash and cash equivalents	$(1,166)	$(994)	$(1,630)	$(1,425)

The three months ended June 30, 2017 versus the three months ended June 30, 2016

During the three months ended June 30, 2017 and 2016, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts and its investments in notes receivable. The Company realized $103 thousand and $345 thousand from principal payments received on notes receivable, and $249 thousand and $35 thousand, on proceeds from the sales of lease assets and/or early termination of notes receivable, for the respective three months ended June 30, 2017 and 2016.

During the same comparative periods, cash was primarily used to pay distributions and to pay down debt. Distributions paid to both Other Members and the Managing Member totaled $1.6 million for each of the three months ended June 30, 2017 and 2016. Cash used to pay down non-recourse debt totaled $919 thousand and $1.3 million for the respective three months ended June 30, 2017 and 2016.

The six months ended June 30, 2017 versus the six months ended June 30, 2016

During the six months ended June 30, 2017 and 2016, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts and its investments in notes receivable. The Company realized $332 thousand and $704 thousand from principal payments received on notes receivable, and $288 thousand and $121 thousand, on proceeds from the sales of lease assets and/or early termination of notes receivable, for the respective six months ended June 30, 2017 and 2016.

During the same comparative periods, cash was primarily used to pay distributions and to pay down debt. Distributions paid to both Other Members and the Managing Member totaled $3.2 million for each of the six months ended June 30, 2017 and 2016. Cash used to pay down non-recourse debt totaled $1.9 million and $2.5 million for the respective six months ended June 30, 2017 and 2016.

Revolving credit facility

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”), Institutional Leasing Sub Facility, and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of June 30, 2017, the Credit Facility is for an amount up to $75.0 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of June 30, 2017. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of June 30, 2017, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $23.8 million, 0.36 to 1, and 21.07 to 1, respectively, as of June 30, 2017. As such, as of June 30, 2017, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended June 30, 2017 (in thousands):

Net income	$104
Interest expense	338
Depreciation and amortization	5,451
Amortization of initial direct costs	91
Impairment losses	—
Provision for credit losses	43
Provision for losses on investment in securities	(237)
Unrealized gain on fair valuation of warrants	360
Principal payments received on direct financing leases	1
Principal payments received on notes receivable	971
EBITDA (for Credit Facility financial covenant calculation only)	$7,122
EBITDA/Interest ratio	21.07	to 1
Leverage Ratio	0.36	to 1

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through June, 2017.

Cash distributions were made by the Fund to Unitholders of record as of August 31, 2016 and paid through June 30, 2017. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 15, LLC Prospectus dated October 28, 2011 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets. The cash distributions were based on current and anticipated gross revenues from the leases and loans acquired. During the Fund’s acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund’s actual and anticipated gross revenues to be generated from the binding initial terms of the leases and loans acquired.

The following table summarizes distribution activity for the Fund from inception through June 30, 2017 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951		—		5,951		0.90	6,612,560
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	5,934		—		5,934		0.90	6,606,921
Dec 2016 – Feb 2017	Jan 2017 – Mar 2017	1,478		—		1,478		0.22	6,574,176
Mar 2017 – May 2017	Apr 2017 – June 2017	1,474				1,474		0.22	6,568,519
		$26,153		$—		$26,153		$4.81
Source of distributions
Lease and loan payments and sales proceeds received		$26,153	100.00%	$—	0.00%	$26,153	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$26,153	100.00%	$—	0.00%	$26,153	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prosectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, December 1, 2015 to November 30, 2016, December 1, 2016 to February 28, 2017, March 1, 2017 to May 31, 2017, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2017, there were no commitments to fund investments in notes receivable or to purchase lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 10, 2017

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