Form 10-K
period 2017-12-31
ATEL 15, LLC
filed 2018-03-27
CIK 1519117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2017
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission File number 000-54931

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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2018 was 6,542,557.

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

As of December 31, 2017, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $66.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,557,057 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2017, the Company had purchased equipment with a total acquisition price of $64.8 million. The Company had also funded investments in notes receivable totaling $9.4 million through December 31, 2017.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, all currently located in the United States, has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2017 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Marine	$19,410	29.96%
Manufacturing	11,328	17.49%
Transportation, rail	11,295	17.44%
Food processing	5,200	8.03%
Coal terminal	5,084	7.85%
Materials handling	4,147	6.40%
Agriculture	3,788	5.85%
Construction	2,590	4.00%
Research	574	0.89%
Aviation	443	0.68%
Computers	393	0.61%
Other	530	0.80%
	$64,782	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Oil/Gas field services	$20,859	32.20%
Manufacturing	11,276	17.41%
Food & kindred products	5,323	8.22%
Utilities	5,200	8.03%
Wholesale nondurables	5,084	7.85%
Transportation, rail	4,220	6.51%
Business services	3,491	5.39%
Wholesale plastics	2,395	3.70%
Lumber/Wood	1,787	2.76%
Transportation	1,482	2.29%
Non-metallic materials	877	1.35%
Chemical/Allied products	871	1.34%
Industrial machinery	710	1.10%
Other	1,207	1.85%
	$64,782	100.00%

From inception to December 31, 2017, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Manufacturing	$3,491	$2,084	$1,932
Materials handling	2,418	512	2,473
Transportation, rail	472	274	150
Computers	393	46	753
Other	204	16	230
	$6,978	$2,932	$5,538

For further information regarding the Company’s equipment lease portfolio as of December 31, 2017, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2017 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computers	$2,743	29.27%
Manufacturing	1,684	17.97%
Research	900	9.61%
Furniture & fixtures	700	7.47%
Chemical processing	300	3.20%
Vending equipment	250	2.67%
Food processing	193	2.06%
Other	2,600	27.75%
	$9,370	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Manufacturing	$3,850	41.09%
Engineering/Management services	2,000	21.34%
Electronics	1,234	13.17%
Computer engines	800	8.54%
Business services	743	7.93%
Refuse system	250	2.67%
Telecommunications	250	2.67%
Food processing	193	2.06%
Chemical/Allied products	50	0.53%
	$9,370	100.00%

From inception to December 31, 2017, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Early Termination of Notes Proceeds	Total Payments Received
Computers	$2,743	$725	$2,602
Manufacturing	1,434	272	1,509
Furniture & fixtures	800	81	947
Research	650	34	738
Vending equipment	250	213	88
Chemical processing	200	102	145
Food processing	193	—	247
Other	2,550	546	2,509
	$8,820	$1,973	$8,785

For further information regarding the Company’s notes receivable portfolio as of December 31, 2017, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2017.

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

Specifics Underlying Valuation Methodology:

Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the financial statements.
B.	Investments in Leases (net of fees and expenses): The estimated values for Investments in Leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:
•	management fees applicable for the Fund (4.00% of revenue)
•	carried interest applicable for the Fund (7.50% of distributions)
•	operating expenses which are assumed to be 3% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 400 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 165.9%, based on ATEL’s historical track record as of December 31, 2017.

For Off-Lease:  A fair value of off-lease equipment based upon estimates from ATEL’s seasoned Asset Management Group.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

C.	Investments in Notes Receivable: The estimated values for Investments in Notes Receivable are assumed to approximate the reported GAAP balances.

D.	Investments in Securities: The estimated values for Investments in Securities have been based on the estimated net book value as of the valuation date (with impairment adjustments), plus any unrealized gain on equity. The unrealized gain on equity is based on either: a) the most recent round of financing, b) the most recent 409A valuation provided by the underlying companies of the warrants, or c) the Manager’s estimate of the company valuations based on all available information, including company financials, company valuation reports, public press releases, and other sources.
E.	Warrants Outstanding: The estimated values for Warrants Outstanding considers the reported GAAP balances to be an appropriate approximation of their fair values.
F.	Accrued distributions: Accrued distributions, which are payable to the Unit holders have been removed from the balance sheet liability section because they are not a liability to a third party.

ATEL 15, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 15, LLC at December 31, 2017 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $5.37. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 15, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 15, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The members of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been consistently made through December 31, 2017.

Cash distributions were paid by the Fund to members of record as of November 30, 2017, and paid through December 31, 2017. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital.

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

The Fund, as required by the terms of its Operating Agreement, must distribute the net cash flow generated by its investments to certain minimum amounts during the Reinvestment Period. This must be done before any reinvestment of operating cash flow in additional portfolio assets as distributions to Members from Fund investments will not be available for reinvestment in additional portfolio assets.

As net cash flows from operations are anticipated to fluctuate during the remaining life of the Fund, distributions will only be paid on an annual basis beginning with March of 2018. A distribution equal to 2% of the total original capital contribution will be paid in early March 2018. The remaining amount to be distributed for 2018 will be determined in December 2018 and paid in January 2019. The amount of all future distributions is dependent upon the timing of lease payments, renewals and asset sales, which will vary during the year.

Through December 31, 2017, the Fund has made annualized distributions of 9% of the investors’ original capital contributions, commencing with the closing of the Fund. At this time, early investors have received distributions in excess of 53% of their original investment.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2017 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital	Distribution of Income	Total Distribution	Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—	$—	$—	n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173	—	1,173	0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191	—	4,191	0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952	—	5,952	0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951	—	5,951	0.90	6,612,560
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	5,934	—	5,934	0.90	6,606,921
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	5,892	—	5,892	0.90	6,567,800
		$29,093	$—	$29,093	$5.27
Source of distributions
Lease and loan payments and sales proceeds received	$29,093	100.00%	$—	0.00%	$29,093	100.00%
Interest Income	—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans	—	0.00%	—	0.00%	—	0.00%
	$29,093	100.00%	$—	0.00%	$29,093	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, December 1, 2015 to November 30, 2016, and December 1, 2016 to November 30, 2017, respectively.

Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 21, 2011, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2012. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on April 4, 2012, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 28, 2013 with a total of 6,620,971 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $66.0 million. As of December 31, 2017, 6,557,057 Units were issued and outstanding.

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

Results of Operations

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2011 through 2015. The utilization percentage of existing assets under lease was 86% and 87% at December 31, 2017 and 2016, respectively.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2017 versus 2016

The Company had net loss of $39 thousand and net income of $44 thousand for the years ended December 31, 2017 and 2016, respectively. The results for the year ended December 31, 2017 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the year ended December 31, 2017 declined by $2.0 million, or 21%, as compared to the prior year period. Such decrease was largely due to a $1.9 million, or 20%, reduction in operating lease revenues, mainly the result of portfolio runoff and dispositions of lease assets; a $237 thousand unfavorable decrease in the gain on sales or dispositions of investment in securities; a $124 thousand, or more than 2 times, unfavorable change in the gain/loss on the sale of lease assets and early termination of notes due to a change in the mix of assets sold; and a $115 thousand, or 84%, decrease in interest on notes receivables, due to a decrease in outstanding notes in the current year period; offset, in part, by a $377 thousand, or 99%, favorable change in the fair market value adjustment on warrant holdings.

Expenses

Total expenses for the year ended December 31, 2017 decreased by $1.9 million, or 20%, as compared to the prior year period. The net decrease in total expenses was primarily the result of a $1.9 million, or 29%, decrease in depreciation of operating lease assets, a result of lease portfolio run-off and sales of lease assets; a $112 thousand, or 28%, decrease in interest expense, a result of a $1.4 million net reduction in outstanding borrowings since December 31, 2016; a $101 thousand, or 104%, decrease in acquisition expense due to lower acquisition of operating lease assets; a $92 thousand, or 2 times, favorable turnaround in the provision for credit losses, a direct result of the collection of amounts previously reserved as uncollectible; and an $80 thousand, or 18%, decrease, in asset management fees to Managing Member, the result of lower asset balances under management and related revenues; offset, in part, by a $50 thousand, increase in impairment losses on investment in securities; a $186 thousand, or 131%, increase in professional fees, related to legal fees associated with a legal action against a lessee of the Company; a $129 thousand, or 15%, increase in cost reimbursement to the managing member and/or affiliates, the result of higher indirect cost allocations, a result of refinement of cost allocation methodology; and a $37 thousand, or 53%, increase in outside services, indicative of additional efforts required to comply with certain regulatory requirements.

Capital Resources and Liquidity

At December 31, 2017 and 2016, the Company’s cash and cash equivalents totaled $932 thousand and $2.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2017	2016
Net cash provided by (used in):
Operating activities	$5,490	$6,656
Investing activities	755	1,859
Financing activities	(7,890)	(11,561)
Net decrease in cash and cash equivalents	$(1,645)	$(3,046)

2017 versus 2016

During 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized a total of $397 thousand and $565 thousand of proceeds from sales of lease assets and investments in securities during 2017 and 2016, respectively. The Company utilized borrowings from the credit facility of $2.3 million during 2017 to supplement its cash flow requirements. The Company received principal payments on notes receivable of $417 thousand and $1.3 million during 2017 and 2016, respectively.

During the same comparative years, cash was primarily used to pay distributions and repay debt. Distributions paid to both Other Members and the Managing Member totaled $6.4 million for both 2017 and 2016; while cash used to repay debt totaled $3.7 million and $5.0 million, respectively.

Revolving credit facility

As of December 31, 2017 and 2016, the Company had outstanding revolving credit balances totaling $2.3 million and $0, respectively. Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”), Institutional Leasing Sub Facility, and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of December 31, 2017, the Credit Facility is for an amount up to $75.0 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of December 31, 2017. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of December 31, 2017, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $20.5 million, 0.44 to 1, and 18.76 to 1, respectively, as of December 31, 2017. As such, as of December 31, 2017, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended December 31, 2017 (in thousands):

Net loss	$(39)
Interest expense	293
Depreciation and amortization	4,736
Amortization of initial direct costs	74
Impairment losses	11
Provision for credit losses	(44)
Provision for losses on investment in securities	50
Unrealized loss on fair valuation of warrants	(3)
Principal payments received on direct financing leases	1
Principal payments received on notes receivable	417
EBITDA (for Credit Facility financial covenant calculation only)	$5,496
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

Non-Recourse Long-Term Debt

As of December 31, 2017 and 2016, the Company had non-recourse long-term debt totaling $4.7 million and $8.3 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Senior Long-Term Debt

As of December 31, 2017 and 2016, the Company had senior long-term debt totaling $2.1 million. The debt was utilized to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation by the Fund.

For detailed information on the Company’s debt obligations, see Notes 8 through 10 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been consistently made through December 31, 2017. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2017, there were no commitments to purchase lease assets or to fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 40.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 15, LLC

We have audited the accompanying balance sheets of ATEL 15, LLC (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

San Francisco, California
March 26, 2018

We have served as the Company’s auditor since 2007.

ATEL 15, LLC

BALANCE SHEETS

DECEMBER 31, 2017 AND 2016
(In Thousands)

	2017	2016
ASSETS
Cash and cash equivalents	$932	$2,577
Accounts receivable, net of allowance for doubtful accounts of $44 at December 31, 2017 and $45 at December 31, 2016	107	447
Notes receivable, net of unearned interest income of $107 and allowance for credit losses of $12 at December 31, 2017 and net of unearned interest income of $88 and allowance for credit losses of $55 at December 31, 2016	115	432
Investment in securities	133	183
Warrants, fair value	387	390
Investments in equipment and leases, net of accumulated depreciation of $28,447 at December 31, 2017 and $25,431 at December 31, 2016	29,405	34,693
Prepaid expenses and other assets	19	33
Total assets	$31,098	$38,755
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$50	$107
Affiliates	303	68
Accrued distributions to Other Members	615	616
Other	533	451
Credit facility	2,250	—
Non-recourse debt	4,677	8,332
Senior long-term debt	2,068	2,068
Unearned operating lease income	168	156
Total liabilities	10,664	11,798
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	20,434	26,957
Total Members’ capital	20,434	26,957
Total liabilities and Members’ capital	$31,098	$38,755

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)

	2017	2016
Revenues:
Leasing and lending activities:
Operating leases	$7,320	$9,177
Direct financing leases	5	5
Interest on notes receivable	22	137
(Loss) gain on sale of assets and early termination of notes receivable	(72)	52
Gain on sales or dispositions of investment in securities	—	237
Unrealized loss on fair value adjustment for warrants	(3)	(380)
Other	23	22
Total revenues	7,295	9,250
Expenses:
Depreciation of operating lease assets	4,736	6,626
Asset management fees to Managing Member	360	440
Acquisition expense	—	97
Cost reimbursements to Managing Member and/or affiliates	1,000	871
(Reversal of) provision for credit losses	(44)	48
Amortization of initial direct costs	74	109
Interest expense	293	405
Impairment losses on equipment	11	—
Impairment losses on investment in securities	50	—
Professional fees	328	142
Outside services	107	70
Bank charges	115	128
Other	304	270
Total expenses	7,334	9,206
Net (loss) income	$(39)	$44
Net income (loss):
Managing Member	$478	$481
Other Members	(517)	(437)
	$(39)	$44
Net loss per Limited Liability Company Unit (Other Members)	$(0.08)	$(0.07)
Weighted average number of Units outstanding	6,564,381	6,606,315

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	6,606,921	$33,437	$—	$33,437
Repurchases of Units	(22,700)	(116)	—	(116)
Distributions to Other Members ($0.90 per Unit)	—	(5,927)	—	(5,927)
Distributions to Managing Member	—	—	(481)	(481)
Net (loss) income	—	(437)	481	44
Balance December 31, 2016	6,584,221	26,957	—	26,957
Repurchases of Units	(27,164)	(115)	—	(115)
Distributions to Other Members ($0.90 per Unit)	—	(5,891)	—	(5,891)
Distributions to Managing Member	—	—	(478)	(478)
Net (loss) income	—	(517)	478	(39)
Balance December 31, 2017	6,557,057	$20,434	$—	$20,434

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In Thousands)

	2017	2016
Operating activities:
Net (loss) income	$(39)	$44
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Loss (gain) on sales of lease assets and early termination of notes receivable	72	(52)
Depreciation of operating lease assets	4,736	6,626
Amortization of initial direct costs	74	109
Impairment losses on equipment	11	—
(Reversal of) provision for credit losses	(44)	48
Impairment losses on investment in securities	50	—
Gain on sales or dispositions of investment in securities	—	(237)
Unrealized loss on fair value adjustment for warrants	3	380
Changes in operating assets and liabilities:
Accounts receivable	341	(389)
Prepaid expenses and other assets	14	(2)
Accounts payable, Managing Member	(57)	56
Accounts payable, other	82	218
Accrued liabilities, affiliates	235	47
Unearned fee income related to notes receivable	—	(3)
Unearned operating lease income	12	(189)
Net cash provided by operating activities	5,490	6,656
Investing activities:
Purchase of securities	—	(50)
Proceeds from sales of lease assets and early termination of notes	397	178
Proceeds from sales or dispositions of investment in securities	—	387
Payments of initial direct costs	(10)	—
Principal payments received on direct financing leases	1	1
Note receivable advances	(50)	—
Principal payments received on notes receivable	417	1,343
Net cash provided by investing activities	755	1,859
Financing activities:
Repayments under non-recourse debt	(3,655)	(5,030)
Borrowings under credit facility	2,250	—
Distributions to Other Members	(5,892)	(5,934)
Distributions to Managing Member	(478)	(481)
Repurchases of Units	(115)	(116)
Net cash used in financing activities	(7,890)	(11,561)
Net decrease in cash and cash equivalents	(1,645)	(3,046)
Cash and cash equivalents at beginning of year	2,577	5,623
Cash and cash equivalents at end of year	$932	$2,577
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$209	$327
Cash paid during the year for taxes	$11	$11
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$615	$616
Distributions payable to Managing Member at year-end	$50	$50

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

As of December 31, 2017, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $66.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,557,057 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2017 and 2016, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2017, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell.

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

Asset valuation:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than the net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. As of and for the years ended December 31, 2017 and 2016, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $133 thousand and $183 thousand of purchased securities at December 31, 2017 and 2016, respectively. Based upon the Company’s review of its investment in securities portfolio, the Company recorded fair value adjustments on investment in securities totaling $50 thousand and $0 during 2017 and 2016, respectively. There was no gain on sales or dispositions of investment in securities in 2017. The Company realized $237 thousand of gains from sales or disposition of securities in 2016.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized losses of $3 thousand and $380 thousand on fair valuation of its warrants during 2017 and 2016, respectively. The unrealized losses recorded during 2017 and 2016 reduced the estimated fair value of the Company’s portfolio of warrants to $387 thousand and $390 thousand at December 31, 2017 and 2016, respectively. The Company realized no gains or losses from the net exercise of warrants during 2017 and 2016.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2017 and 2016, the related provision for state income taxes was approximately $7 thousand and $0 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2017 and 2016 as follows (in thousands):

	2017	2016
Financial statement basis of net assets	$20,434	$26,957
Tax basis of net assets (unaudited)	24,056	30,694
Difference	$(3,622)	$(3,737)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net (loss) income reported in these financial statements to the (loss) income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Net (loss) income per financial statements	$(39)	$44
Tax adjustments (unaudited):
Adjustment to depreciation expense	(577)	301
Provision for losses and doubtful accounts	(1)	43
Adjustments to revenues	283	(52)
Adjustments to gain on sales of assets	156	155
Other	(50)	(9)
(Loss) income per federal tax return (unaudited)	$(228)	$482

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the year.

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update2016-15 —  Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15,2017, and interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting under GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method.

Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. Given the limited changes to lessor accounting, Management does not expect material changes to recognition or measurement, but the Company is early in the implementation process and will continue to evaluate the impact.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on its financial statements and disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance is effective for the Company beginning on January 1, 2018. Management’s evaluation of the impact of such adoption on the financial statements of the Fund indicates that such impact is non-material as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2017 and 2016, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2017	2016
Oil/Gas extraction	35%	32%
Manufacturing	20%	19%

During 2017 and 2016, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2017	2016
Halliburton Overseas Limited	Marine vessel	34%	27%
Cargill, Inc.	Materials handling	12%	10%
GE Aviation	Manufacturing	12%	*
Signature Brands, LLC	Food processing	12%	10%
The Kansas City Southern Railway Company	Transportation, rail	11%	*
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2017, the terms of the notes are from 9 to 90 months with interest ranging from 4.15% to 18.00% per annum. The notes are secured by the equipment financed and have maturity dates in 2018 and 2020.

As of December 31, 2017 and 2016, two of the Company’s notes receivable were on non-accrual status. Details are as follows, in thousands, except for the number of notes receivable and the interest rate.

	Notes receivable
	Non-accrual
	2017	2016
Number of notes	2	2
Net investment value	$12	$71
Annual interest rate	18.00%	18.00%
Fair value adjustments	$12	$55
Fair value amount	$—	$16
Interest income not recorded relative to original terms	$7	$7

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
1st quarter 2015	Impairment totaling $27 thousand was recorded.
3rd quarter 2015	Impairment totaling $23 thousand was recorded.
4th quarter 2015	Extend interest only payments through June 30, 2016. Entire balance on the notes due on July 1, 2016.
1st quarter 2016	Impairment totaling $5 thousand was recorded.
3rd quarter 2016	Final payment due on January 1, 2017.
1st quarter 2017	Extend payment schedule through January 1, 2020. Notes mature on January 1, 2020.

As of December 31, 2017, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2018	$169
2019	58
Total	227
Less: portion representing unearned interest income	(107)
120
Unamortized initial direct costs	7
Less: allowance for credit losses	(12)
Notes receivable, net	$115

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
IDC amortization – notes receivable	$3	$3
IDC amortization – lease assets	71	106
Total	$74	$109

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2016	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2017
Net investment in operating leases	$33,116	$(454)	$(4,736)	$27,926
Net investment in direct financing leases	9	—	(1)	8
Assets held for sale or lease, net	1,415	(26)	—	1,389
Initial direct costs, net of accumulated amortization of $235 at December 31, 2017 and $231 at December 31, 2016	153	—	(71)	82
Total	$34,693	$(480)	$(4,808)	$29,405

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

Impairment of investments in leases:

The Company recorded fair value adjustments of $11 thousand and $0, respectively, during 2017 and 2016, to reduce the cost basis of off-lease equipment.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $4.7 million and $6.6 million for the years ended December 31, 2017 and 2016, respectively. IDC amortization expense related to the Company’s operating leases totaled $71 thousand and $106 thousand for 2017 and 2016, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2011 through 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance December 31, 2017
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	8,633	—	(58)	8,575
Manufacturing	7,836	—	—	7,836
Food processing	5,200	—	—	5,200
Coal terminal	5,084	—	—	5,084
Construction	2,590	—	—	2,590
Research	2,250	—	—	2,250
Agriculture	2,112	—	—	2,112
Materials handling	3,498	—	(1,811)	1,687
Aviation	722	—	—	722
Computer	239	—	(239)	—
Transportation	48	—	—	48
	57,622	—	(2,108)	55,514
Less accumulated depreciation	(24,506)	(4,736)	1,654	(27,588)
Total	$33,116	$(4,736)	$(454)	$27,926

The average estimated residual value for assets on operating leases was 36% and 35% of the assets’ original cost at December 31, 2017 and 2016, respectively. There was an operating lease in non-accrual status at December 31, 2017.

Direct financing leases:

As of December 31, 2017 and 2016, investment in direct financing leases consists of various types of materials handling equipment.

The components of the Company’s investment in direct financing leases as of December 31, 2017, and 2016 (in thousands):

	2017	2016
Total minimum lease payments receivable	$12	$18
Estimated residual values of leased equipment (unguaranteed)	1	1
Investment in direct financing leases	13	19
Less unearned income	(5)	(10)
Net investment in direct financing leases	$8	$9

As of December 31, 2017, there were no investments in direct financing leases in non-accrual status.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

At December 31, 2017, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2018	$5,340	$6	$5,346
2019	2,487	6	2,493
2020	1,105	—	1,105
2021	884	—	884
2022	773	—	773
Thereafter	111	—	111
	$10,700	$12	$10,712

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2017 and 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Coal terminal	50 – 60
Transportation, rail	35 – 40
Marine vessel	20 – 30
Aviation	15 – 20
Manufacturing	10 – 15
Agriculture	7 – 10
Cleaning & maintenance	7 – 10
Construction	7 – 10
Food processing	7 – 10
Materials handling	7 – 10
Transportation	7 – 10
Research	5 – 7

6. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts	Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Operating Leases	Notes Receivable
Balance December 31, 2015	$2	$50	$52
Provision for credit losses	43	5	48
Balance December 31, 2016	45	55	100
Reversal of provision for credit losses	(1)	(43)	(44)
Balance December 31, 2017	$44	$12	$56

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

6. Allowance for credit losses: - (continued)

As of December 31, 2017 and 2016, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2017	Notes Receivable	Finance Leases
Allowance for credit losses:
Ending balance	$12	$—
Ending balance: individually evaluated for impairment	$12	$—
Ending balance: collectively evaluated for impairment	$—	$—
Financing receivables:
Ending balance	$127[1]	$8
Ending balance: individually evaluated for impairment	$127	$8
Ending balance: collectively evaluated for impairment	$—	$—
[1]	Includes $7 of unamortized initial direct costs.

December 31, 2016	Notes Receivable	Finance Leases
Allowance for credit losses:
Ending balance	$55	$—
Ending balance: individually evaluated for impairment	$55	$—
Ending balance: collectively evaluated for impairment	$—	$—
Financing receivables:
Ending balance	$487	$9
Ending balance: individually evaluated for impairment	$487	$9
Ending balance: collectively evaluated for impairment	$—	$—

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

6. Allowance for credit losses: - (continued)

At December 31, 2017 and 2016, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2017	2016	2017	2016
Pass	$58	$416	$8	$9
Special mention	12	—	—	—
Substandard	50	71	—	—
Doubtful	—	—	—	—
Total	$120	$487	$8	$9

As of December 31, 2017, the Company’s impaired loans were as follows (in thousands):

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	12	12	12	34	—
Total	$12	$12	$12	$34	$—

As of December 31, 2016, the Company’s impaired loans were as follows (in thousands):

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded Notes receivable	71	71	55	75	—
Total	$71	$71	$55	$75	$—

At December 31, 2017 and 2016, the investment in financing receivables is aged as follows (in thousands):

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$120	$120	$—
Finance leases	—	—	—	—	8	8	—
Total	$—	$—	$—	$—	$128	$128	$—

December 31, 2016	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$487	$487	$—
Finance leases	—	—	—	—	9	9	—
Total	$—	$—	$—	$—	$496	$496	$—

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2017 and 2016 as follows (in thousands):

	2017	2016
Administrative costs reimbursed to Managing Member and/or affiliates	$1,000	$871
Asset management fees to Managing Member	360	440
Acquisition and initial direct costs paid to Managing Member	6	97
	$1,366	$1,408

8. Non-recourse debt:

At December 31, 2017, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 2.64% to 3.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2017, gross operating lease rentals totaled approximately $4.8 million over the remaining lease terms; and the carrying value of the pledged assets is $15.8 million. The notes mature at various dates from 2018 through 2020.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2018	$3,486	$94	$3,580
2019	1,146	16	1,162
2020	45	—	45
	$4,677	$110	$4,787

9. Senior long-term debt:

As of December 31, 2017, the $2.1 million of senior long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation by the Fund.

10. Borrowing facilities:

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”), Institutional Leasing Sub Facility, and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of December 31, 2017, the Credit Facility is for an amount of $75.0 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of December 31, 2017 and 2016, borrowings under the Credit Facility were as follows (in thousands):

	2017	2016
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(2,250)	—
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(3,520)	(1,030)
Amounts borrowed by institutional leasing trust under institutional line	—	(8,488)
Total remaining available under the working capital, acquisition and warehouse facilities	$69,230	$65,482

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2017, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

10. Borrowing facilities: - (continued)

As of December 31, 2017, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $20.5 million, 0.44 to 1 and 18.76 to 1, respectively, as of December 31, 2017. As such, as of December 31, 2017, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. As of December 31, 2017, the Company had borrowings totaling $2.3 million with an effective interest rates ranging from 3.72% to 3.82%. During both the year ended December 31, 2017, the weighted average interest rate on borrowings was 3.62%. There were no borrowings during 2016.

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

As of December 31, 2017, the investment program participants were the Company, ATEL 14, LLC, ATEL 16, LLC and ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The Company borrowed $2.3 million and $0 under the Acquisition Facility as of December 31, 2017 and 2016, respectively.

11. Commitments:

At December 31, 2017, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

13. Members’ capital:

A total of 6,557,057 Units and 6,584,221 Units were issued and outstanding at December 31, 2017 and 2016, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2017 and 2016 were as follows (in thousands except Units and per Unit data):

	2017	2016
Distributions declared	$5,891	$5,927
Weighted average number of Units outstanding	6,564,381	6,606,315
Weighted average distributions per Unit	$0.90	$0.90

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

At December 31, 2017 and 2016, only the Company’s warrants were measured on a recurring basis. During the same comparative years, the Company recorded non-recurring adjustments to reduce the cost basis of certain assets deemed impaired. Such non-recurring adjustments reduced the cost basis of off lease equipment and notes receivable during 2017 and 2016, respectively.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2017 and 2016, the calculated fair value of the Fund’s warrant portfolio approximated $387 thousand and $390 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	2017	2016
Fair value of warrants at beginning of year	$390	$770
Unrealized loss on fair valuation of warrants	(3)	(380)
Fair value of warrants at end of year	$387	$390

Impaired notes receivable (non-recurring)

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans).

During the year ended December 31, 2017, and 2016 the Company had recorded $0 and $5 thousand, respectively, of fair value adjustments relative to two impaired notes.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

Impaired investment securities (non-recurring)

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

During 2017 and 2016, the Company recorded a fair value adjustment of $50 thousand and $0 to reduce the cost basis of an impaired investment security, respectively. The reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee. Such information indicated reduced growth opportunity and eventual reduction in cash flows and revenues. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy.

Impaired off-lease equipment (non-recurring)

During the year ended December 31, 2017 and 2016, the Company recorded fair value adjustments totaling $11 thousand and $0, respectively, to reduce the cost basis of certain-off lease equipment deemed impaired. The fair value adjustment recorded during the year ended December 31, 2017 was non-recurring and consisted of materials handling equipment. The impaired asset was subsequently sold during 2017.

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2017 and 2016:

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $1,000
			Time to maturity (in years)	2.62 – 8.08
			Risk-free interest rate	1.94% – 2.36%
			Annualized volatility	35.35% – 84.08%
Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative	Not Applicable

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

Credit facility

The credit facility includes the outstanding amounts on the Company’s credit facility. The carrying amount of these variable rate obligations approximate fair value based on current borrowing rates for similar types of borrowings.

Non-recourse and Senior long-term debt

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$932	$932	$—	$—	$932
Notes receivable, net	115	—	—	115	115
Investment in securities	133	—	—	133	133
Warrants, fair value	387	—	—	387	387
Financial liabilities:
Credit facility	2,250	—	—	2,250	2,250
Non-recourse debt	4,677	—	—	4,674	4,674
Senior long-term debt	2,068	—	—	2,379	2,379

	December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,577	$2,577	$—	$—	$2,577
Notes receivable, net	432	—	—	432	432
Investment in securities	183	—	—	183	183
Warrants, fair value	390	—	—	390	390
Financial liabilities:
Non-recourse debt	8,332	—	—	8,370	8,370
Senior long-term debt	2,068	—	—	2,324	2,324

15. Subsequent event:

On April 20, 2017 the Company, along with certain affiliates, was served a suit by a lessee of the Company in an action for declaratory relief to determine the fair market value of the leased equipment at the end of the initial lease term, December 31, 2016. The Company and its affiliates counter-claimed for a determination of the fair market value, and for holdover rent. The Company and the lessee entered into a Settlement Agreement that provided for an independent third-party appraisal process to determine the fair market value of the leased equipment at the end of the initial lease term, which determination was binding on the parties.

In January 2018, the Company prevailed in all of its claims and the settlement amount of $3.9 million was in excess of the net book value of the equipment of $2.1 million. The Company recorded a gain on the sale of assets of $1.8 million.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2017. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2017.

This annual report does not include an audit report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s internal control over financial reporting was not subject to audit by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 67, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 64, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 59, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2017.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2017 and 2016 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2017, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2017 and 2016, the Company incurred audit fees with its principal auditors totaling $123 thousand and $102 thousand, respectively.

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

Date: March 26, 2018

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 26, 2018
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 26, 2018
/s/ Samuel Schussler Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 26, 2018

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.