Form 10-Q
period 2018-03-31
ATEL 15, LLC
filed 2018-05-15
CIK 1519117

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2018

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

The number of Limited Liability Company Units outstanding as of April 30, 2018 was 6,542,557.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

MARCH 31, 2018 AND DECEMBER 31, 2017
(in thousands)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$451	$932
Accounts receivable, net	113	107
Notes receivable, net	89	115
Investment in securities	272	133
Warrants, fair value	387	387
Investments in equipment and leases, net	26,046	29,405
Prepaid expenses and other assets	29	19
Total assets	$27,387	$31,098
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$50
Affiliates	87	303
Accrued distributions to Other Members	—	615
Other	541	533
Credit facility	—	2,250
Non-recourse debt	3,772	4,677
Senior long-term debt	2,068	2,068
Unearned operating lease income	259	168
Total liabilities	6,727	10,664
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	20,660	20,434
Total Members’ capital	20,660	20,434
Total liabilities and Members’ capital	$27,387	$31,098

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS
ENDED MARCH 31, 2018 AND 2017
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Leasing and lending activities:
Operating leases	$1,655	$1,947
Direct financing leases	1	1
Interest on notes receivable	4	10
Gain on sale of assets and early termination of notes receivable	1,748	10
Unrealized gain on fair value adjustment for investment in securities	139	—
Unrealized gain on fair value adjustment for warrants	—	25
Other	3	4
Total revenues	3,550	1,997
Expenses:
Depreciation of operating lease assets	1,115	1,222
Asset management fees to Managing Member	211	82
Cost reimbursements to Managing Member and/or affiliates	237	233
Reversal of provision for credit losses	(56)	(1)
Amortization of initial direct costs	18	21
Interest expense	66	80
Impairment losses on equipment	—	11
Professional fees	64	52
Outside services	37	30
Freight and shipping	67	—
Storage fees	39	3
Other	59	85
Total expenses	1,857	1,818
Net income	$1,693	$179
Net income:
Managing Member	$106	$120
Other Members	1,587	59
	$1,693	$179
Net loss per Limited Liability Company Unit (Other Members)	$0.24	$0.01
Weighted average number of Units outstanding	6,548,640	6,574,176

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2018
(in thousands except units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	6,584,221	$26,957	$—	$26,957
Repurchases of Units	(27,164)	(115)	—	(115)
Distributions to Other Members ($0.90 per Unit)	—	(5,891)	—	(5,891)
Distributions to Managing Member	—	—	(478)	(478)
Net (loss) income	—	(517)	478	(39)
Balance December 31, 2017	6,557,057	20,434	—	20,434
Repurchases of Units	(14,500)	(58)	—	(58)
Distributions to Other Members ($0.20 per Unit)	—	(1,303)	—	(1,303)
Distributions to Managing Member	—	—	(106)	(106)
Net income	—	1,587	106	1,693
Balance March 31, 2018 (unaudited)	6,542,557	$20,660	$—	$20,660

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2018 AND 2017
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$1,693	$179
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes receivable	(1,748)	(10)
Depreciation of operating lease assets	1,115	1,222
Amortization of initial direct costs	18	21
Impairment losses on equipment	—	11
Reversal of provision for credit losses	(56)	(1)
Loss (gain) on sales or dispositions of investment in securities	—	—
Unrealized gain on fair value adjustment for investment in securities	(139)	—
Unrealized gain on fair value adjustment for warrants	—	(25)
Changes in operating assets and liabilities:
Accounts receivable	38	367
Prepaid expenses and other assets	(10)	7
Accounts payable, Managing Member	(50)	(56)
Accrued distributions to Other Members	(615)	—
Accounts payable, other	8	17
Accrued liabilities, affiliates	(216)	18
Unearned operating lease income	91	148
Net cash provided by operating activities	129	1,898
Investing activities:
Proceeds from sales of lease assets and early termination of notes	3,977	39
Principal payments received on notes receivable	35	229
Net cash provided by investing activities	4,012	268
Financing activities:
Repayments under non-recourse debt	(905)	(945)
Repayment under credit facility	(2,250)	—
Distributions to Other Members	(1,303)	(1,478)
Distributions to Managing Member	(106)	(120)
Repurchases of Units	(58)	(87)
Net cash used in financing activities	(4,622)	(2,630)
Net decrease in cash and cash equivalents	(481)	(464)
Cash and cash equivalents at beginning of period	932	2,577
Cash and cash equivalents at end of period	$451	$2,113
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$38	$60
Cash paid during the period for taxes	$1	$1
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$—	$617
Distributions payable to Managing Member at period-end	—	$50

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

As of March 31, 2018, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $66.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,542,557 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. Certain months prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2018 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements or adjustments thereto.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Use of Estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes, and determination of the allowance for doubtful accounts and reserve for credit losses on notes receivable.

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

Investment in securities:

From time to time, the Company may purchase securities of its borrowers in connection with its lending arrangements.

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $272 thousand and $133 thousand of purchased securities at March 31, 2018 and December 31, 2017, respectively. Based upon the Company’s review of its portfolio, fair value adjustment of $139 thousand and $0 was recorded for the respective three months ended March 31, 2018 and 2017.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. During the three months ended March 31, 2018 and 2017, the Company recorded an unrealized gain of $0 and $25 thousand, respectively, on fair valuation of its warrants. As of March 31, 2018 and December 31, 2017, the estimated fair value of the Company’s portfolio of warrants both amounted to $387 thousand. There were no exercises of warrants, net or otherwise, during the three months ended March 31, 2018 and 2017.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in non-interest bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250,000. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from in various industries, related to equipment on operating leases.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. The Company’s purchased securities registered for public sale with readily determinable fair value are carried at fair value. The Company elected to record equity investments without readily determinable fair values at cost, less impairment, and adjusted for changes in observable prices. Any changes in the basis of these equity investments are reported in current earnings. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, information from third party remarketing agents, third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s investments in equipment, notes receivable and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-01 did have an impact on its financial statements and disclosures. The Company’s purchased securities registered for public sale with readily determinable fair value are carried at fair value. The Company elected to record equity investments without readily determinable fair values at cost, less impairment, and adjusted for changes in observable prices. Any changes in the basis of these equity investments are reported in current earnings.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance is effective for the Company beginning on January 1, 2018. Management’s evaluation of the impact of such adoption on the financial statements of the Fund indicated that such impact was non-material as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues since leases are not included within the scope of Topic 825.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. As of March 31, 2018, the terms of the notes receivable are from 9 to 90 months and bear interest at rates ranging from 4.15% to 18.00% per annum. The notes are secured by the equipment financed. The notes mature from 2018 through 2020.

At March 31, 2018, two of the Company’s notes receivable were removed from non-accrual status. At December 31, 2017, two of the Company’s notes receivable were on non-accrual status. Details are as follows, in thousands, except for the number of notes receivable and the annual rate:

Notes receivable
Non-accrual
December 31, 2017
Number of notes	2
Net investment value	$12
Annual interest rate	18.00%
Fair value adjustments	$12
Fair value amount	$—
Interest income not recorded relative to original terms	$7

Date	Note modification
December 1, 2014	Notes placed on non-accrual status.
January 1, 2015	Defer payment of principal, interest-only payments at their original rates through June 30, 2015.
Payments will be adjusted so ultimate amounts paid will reflect interest earned at 18% per annum related to the entire term from the original funding date.
1st quarter 2015	Impairment totaling $27 thousand was recorded.
3rd quarter 2015	Impairment totaling $23 thousand was recorded.
4th quarter 2015	Extend interest only payments through June 30, 2016.
Entire balance on the notes due on July 1, 2016.
1st quarter 2016	Impairment totaling $5 thousand was recorded.
3rd quarter 2016	Final payment due on January 1, 2017.
1st quarter 2017	Extend payment schedule through January 1, 2020. Notes mature on January 1, 2020.
1st quarter 2018	Notes removed from non-accrual status as of March 31, 2018.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

As of March 31 2018, the future minimum payments receivable are as follows (in thousands):

Nine months ending December 31, 2018	$129
Year ending December 31, 2019	58
Total	187
Less: portion representing unearned interest income	(102)
85
Unamortized initial direct costs	4
Notes receivable, net	$89

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	March 31,
	2018	2017
IDC amortization – notes receivable	$3	$1
IDC amortization – lease assets	15	20
Total	$18	$21

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for Doubtful Accounts	Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Operating Leases	Notes Receivable
Balance December 31, 2016	$45	$55	$100
Provision for credit losses	(1)	(43)	$(44)
Balance December 31, 2017	44	12	56
Reversal of provision for credit losses	(44)	(12)	(56)
Balance March 31, 2018	$—	$—	$—

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of December 31, 2017 were as follows (in thousands):

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

At March 31, 2018 and December 31, 2017, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Pass	$34	$58	$7	$8
Special mention	51	12	—	—
Substandard	—	50	—	—
Doubtful	—	—	—	—
Total	$85	$120	$7	$8

As of December 31, 2017, the Company’s impaired loans were as follows (in thousands):

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	12	12	12	34	—
Total	$12	$12	$12	$34	$—

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At March 31, 2018 and December 31, 2017, investment in financing receivables is aged as follows (in thousands):

March 31, 2018	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$85	$85	$—
Finance leases	—	—	—	—	7	7	—
Total	$—	$—	$—	$—	$92	$92	$—

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$120	$120	$—
Finance leases	—	—	—	—	8	8	—
Total	$—	$—	$—	$—	$128	$128	$—

At March 31, 2018, two of the Company’s notes receivable were removed from non-accrual status. As of December 31, 2017, the Company had two notes receivable which were on non-accrual status (see Note 3).

5. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2017	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2018
Net investment in operating leases	$27,926	$(2,228)	$(1,115)	$24,583
Net investment in direct financing leases	8	—	(1)	7
Assets held for sale or lease, net	1,389	—	—	1,389
Initial direct costs, net of accumulated amortization of $205 at March 31, 2018 and $235 at December 31, 2017	82	—	(15)	67
Total	$29,405	$(2,228)	$(1,131)	$26,046

Impairment of investments in leases:

Depreciation expense and impairment losses on property are the following (in thousands):

	Three Months Ended
	2018	2017
Depreciation of operating lease assets	$1,115	$1,222
Impairment losses	—	11
Total	$1,115	$1,233

For the respective three months ended March 31, 2018 and 2017, the Company recorded impairment losses of $0 and $11 thousand to reduce the cost basis of certain-off lease construction equipment to its fair value.

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

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment was $1.1 million and $1.2 million for the respective three months ended March 31, 2018 and 2017. IDC amortization expense related to the Company’s operating leases and direct financing leases totaled $15 thousand and $20 thousand for the respective three months ended March 31, 2018 and 2017 (see Note 3).

All of the Company’s leased property was acquired beginning in December 2011 through April 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance March 31, 2018
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	8,575	—	—	8,575
Manufacturing	7,836	—	—	7,836
Facility – other	5,084	—	—	5,084
Construction	2,590	—	—	2,590
Research	2,250	—	—	2,250
Agriculture	2,112	—	—	2,112
Other	7,657	—	(5,519)	2,138
	55,514	—	(5,519)	49,995
Less accumulated depreciation	(27,588)	(1,115)	3,291	(25,412)
Total	$27,926	$(1,115)	$(2,228)	$24,583

The average estimated residual value for assets on operating leases was 34% and 36% of the assets’ original cost on March 31, 2018 and December 31, 2017, respectively. There were no operating leases in non-accrual status as of March 31, 2018 and December 31, 2017.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of March 31, 2018, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	Balance March 31, 2018	Balance December 31, 2017
Total minimum lease payments receivable	$10	$12
Estimated residual values of leased equipment (unguaranteed)	1	1
Investment in direct financing leases	11	13
Less unearned income	(4)	(5)
Net investment in direct financing leases	$7	$8

There were no investments in direct financing leases in non-accrual status at March 31, 2018 and December 31, 2017.

At March 31, 2018, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2018	$3,868	$5	$3,873
2019	2,571	5	2,576
2020	1,189	—	1,189
2021	884	—	884
2022	773	—	773
2023	48	—	48
Thereafter	64	—	64
	$9,397	$10	$9,407

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

Each of AFS and ATEL Leasing Corporation (“ALC”) is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications and general administrative services are performed by AFS.

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

During the respective three months ended March 31, 2018 and 2017, the Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Administrative costs reimbursed to Managing Member and/or affiliates	$237	$233
Asset management fees to Managing Member	211	82
	$448	$315

7. Non-recourse debt:

At March 31, 2018, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 2.22% to 3.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2018, gross operating lease rentals and future payments on direct financing leases totaled approximately $3.9 million over the remaining lease terms and the carrying value of the pledged assets is $21.2 million. The notes mature from 2018 through 2020.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2018	$2,582	$61	2,643
2019	1,146	17	1,163
2020	44	—	44
	$3,772	$78	$3,850

8. Long-term debt:

As of March 31, 2018, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

9. Borrowing facilities:

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”), Institutional Leasing Sub Facility, and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of March 31, 2018, the Credit Facility is for an amount of $75.0 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of March 31, 2018 and December 31, 2017, borrowings under the Credit Facility were as follows (in thousands):

	March 31, 2018	December 31, 2017
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(2,250)
Amounts borrowed by affiliated partnerships and limited liability companies under the venture, acquisition and warehouse facilities	(3,515)	(3,520)
Amounts borrowed by institutional leasing trust under institutional line	—	—
Total remaining available under the working capital, acquisition and warehouse facilities	$71,485	$69,230

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2018, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2018, the Company’s Tangible Net Worth requirement under the Credit Facility was $21.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $10 million, 0.28 to 1, and 23.36 to 1, respectively, as of March 31, 2018. As such, as of March 31, 2018, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

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

As of March 31, 2018, the investment program participants were ATEL 14, LLC, the Company and ATEL 16, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of March 31, 2018 and December 31, 2017.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Commitments:

At March 31, 2018, there were no commitments to fund investments in notes receivable and to purchase lease assets.

11. Members’ Capital:

A total of 6,542,557 and 6,557,057 Units were issued and outstanding at March 31, 2018 and December 31, 2017, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three months ended March 31, 2018 and 2017 were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2018	2017
Distributions declared	$1,303	$1,479
Weighted average number of Units outstanding	6,548,640	6,574,176
Weighted average distributions per Unit	$0.20	$0.22

12. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2018, the Company’s investment in securities and warrants were measured on a recurring basis. At December 31, 2017, only the Company’s warrants were measured on a recurring basis. In addition, certain notes receivable deemed impaired were measured at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio approximated at both $387 thousand at March 31, 2018 and December 31, 2017. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis classified as Level 3 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Fair value of warrants at beginning of period	$387	$390
Unrealized gain on fair valuation of warrants	—	25
Fair value of warrants at end of period	$387	$415

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

The fair value of investment securities that were accounted for on a recurring basis as of the three months ended March 31, 2018 and classified as Level 1 are as follows (in thousands):

Fair value of investment securities at the beginning of period	$101
Unrealized gains on fair valuation of investment securities	139
Fair value of investment securities at the end of period	$240

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

At March 31, 2018 and December 31, 2017, the Company did not record fair value adjustments on notes receivable.

The fair value adjustments when recorded are non-recurring and are based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

Impaired off-lease equipment (non-recurring)

During the three months ended March 31, 2018 and 2017, the Company recorded fair value adjustments totaling $0 and $11 thousand, respectively, to reduce the cost basis of certain-off lease construction equipment (assets) deemed impaired. The fair value adjustments recorded during the three months ended March 31, 2017 were non-recurring.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2018 and December 31, 2017:

March 31, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $1,000
			Time to maturity (in years)	2.37 – 7.83
			Risk-free interest rate	2.31% – 2.70%
			Annualized volatility	35.89% – 88.34%

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $1,000.00
			Time to maturity (in years)	2.62 – 8.08
			Risk-free interest rate	1.94% – 2.36%
			Annualized volatility	34.35% – 84.08%
Notes Receivable	Non-recurring	Market Approach	Qualitative and quantitative	Not Applicable

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

Investment in securities

The Company’s purchased securities registered for public sale with readily determinable fair value are carried at fair value. These investment securities are valued based on their quoted market prices.

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$451	$451	$—	$—	$451
Notes receivable, net	89	—	—	173	173
Investment in securities	240	240	—	—	240
Warrants, fair value	387	—	—	387	387
Financial liabilities:
Acquisition credit facility	—	—	—		—
Non-recourse debt	3,772	—	—	3,762	3,762
Senior long-term debt	2,068	—	—	2,391	2,391

	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$932	$932	$—	$—	$932
Notes receivable, net	115	—	—	115	115
Investment in securities	133	—	—	133	133
Warrants, fair value	387	—	—	387	387
Financial liabilities:
Credit facility	2,250			2,250	2,250
Non-recourse debt	4,677	—	—	4,674	4,674
Senior long-term debt	2,068	—	—	2,379	2,379

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

As of March 31, 2018, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $66.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,542,557 Units were issued and outstanding.

Results of Operations

The three months ended March 31, 2018 versus the three months ended March 31, 2017

The Company had net income of $1.7 million and $179 thousand for the three months ended March 31, 2018 and 2017, respectively. The net results for 2018 reflect increases in both total revenues and total operating expenses when compared to prior year period.

Revenues

Total revenues for the first quarter of 2018 increased by $1.6 million or 78%, as compared to the prior year period. Such increase was largely due to a $1.7 million increase in the gain on sale of assets and early termination of notes receivable; a $114 thousand, or 5 times, increase in the unrealized gain on fair value adjustment for investment securities and warrants; offset in part, by a $292 thousand, or 15%, decrease in operating lease revenue, the result of portfolio run off and disposition of lease assets.

Expenses

Total expenses for the first quarter of 2018 increased by $39 thousand, or 2%, as compared to the prior year period. The net increase in expenses was primarily due to a $129 thousand, or 157%, increase in asset management fees to the Managing Member, a result of a onetime increase in the disposition and sale of equipment and related revenues; and a $103 thousand increase in freight and storage fees for off-lease equipment held in storage facility; offset in part, by a $107 thousand, or 9%, decrease in depreciation of operating lease assets, a result of lease portfolio run-off and sales of lease assets; and a $55 thousand, favorable adjustment due to the reversal of credit losses for a customer’s payment of outstanding account balances.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $451 thousand and $932 thousand at March 31, 2018 and December 31, 2017, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$129	$1,898
Investing activities	4,012	268
Financing activities	(4,622)	(2,630)
Net decrease in cash and cash equivalents	$(481)	$(464)

The three months ended March 31, 2018 versus the three months ended March 31, 2017

During the three months ended March 31, 2018 and 2017, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts and its investments in notes receivable. The Company realized $4 million and $39 thousand of proceeds from sales of lease assets and early termination of notes for the same respective periods. The Company received principal payments on notes receivable of $35 thousand and $229 thousand during the respective three months ended March 31, 2018 and 2017.

During the same comparative periods, cash was primarily used to pay distributions and to reduce non-recourse debt. Distributions paid totaled $1.4 million and $1.6 million for the respective three months ended March 31, 2018 and 2017. Cash used to pay down non-recourse debt totaled $905 thousand and $945 thousand for the same respective periods. Cash was used to pay off the credit facility totaling $2.3 million.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2018. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2018, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $10 million, .28 to 1, and 23.36 to 1, respectively, as of March 31, 2018. As such, as of March 31, 2018, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2018 (in thousands):

Net income	$1,475
Interest expense	279
Depreciation of operating lease assets	4,629
Amortization of IDC	71
Reversal of provision for credit losses	(101)
Provision for losses on investment in securities	(89)
Unrealized gain on fair valuation of warrants	29
Principal payments received on direct financing leases	1
Principal payments received on notes receivable	223
EBITDA (for Credit Facility financial covenant calculation only)	$6,517

ZDistributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through March 2018.

Cash distributions were made by the Fund to Unitholders of record as of December 31, 2017 and paid through March 31, 2018. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 15, LLC Prospectus dated October 28, 2011 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets. The cash distributions were based on current and anticipated gross revenues from the leases and loans acquired. During the Fund’s acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund’s actual and anticipated gross revenues to be generated from the binding initial terms of the leases and loans acquired.

As net cash flows from operations are anticipated to fluctuate during the remaining life of the Fund, distributions will only be paid on an annual basis beginning with March of 2018. A distribution equal to 2% of the total original capital contribution was paid in March 2018. The remaining amount to be distributed for 2018 will be determined in December 2018 and paid in January 2019. The amount of all future distributions is dependent upon the timing of lease payments, renewals and asset sales, which will vary during the year.

Through December 31, 2017, the Fund has made annualized distributions of 9% of the investors’ original capital contributions, commencing with the closing of the Fund.

The following table summarizes distribution activity for the Fund from inception through March 31, 2018 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951		—		5,951		0.90	6,612,560
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	5,934		—		5,934		0.90	6,606,921
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	5,892		—		5,892		0.90	6,567,800
Dec 2017 – Feb 2018	Feb 2018	1,303		—		1,303		0.20	6,554,450
		$30,396		$—		$30,396		$5.47
Source of distributions
Lease and loan payments and sales proceeds received		$30,396	100.00%	$—	0.00%	$30,396	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$30,396	100.00%	$—	0.00%	$30,396	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prosectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, December 1, 2015 to November 30, 2016, December 1, 2016 to November 30, 2017 and December 1, 2017 to February 28, 2018, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2018, there were no commitments to fund investments in notes receivable or to purchase lease assets.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the Company’s significant accounting policies since December 31, 2017.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 14, 2018

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