Form 10-Q
period 2018-09-30
ATEL 15, LLC
filed 2018-11-08
CIK 1519117

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2018

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

The number of Limited Liability Company Units outstanding as of October 31, 2018 was 6,542,557.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(in thousands)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$1,534	$932
Accounts receivable, net	79	107
Notes receivable, net	53	115
Due from affiliates	162	—
Investment in securities	173	133
Warrants, fair value	392	387
Investments in equipment and leases, net	23,775	29,405
Prepaid expenses and other assets	32	19
Total assets	$26,200	$31,098
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$50
Affiliates	212	303
Accrued distributions to Other Members	—	615
Other	443	533
Credit facility	—	2,250
Non-recourse debt	2,017	4,677
Senior long-term debt	2,068	2,068
Unearned operating lease income	260	168
Total liabilities	5,000	10,664
Commitments and contingencies
Members’ capital:
Other Members	21,200	20,434
Total Members’ capital	21,200	20,434
Total liabilities and Members’ capital	$26,200	$31,098

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2018 AND 2017
(in thousands except units and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Leasing and lending activities:
Operating leases	$1,665	$1,846	$5,014	$5,628
Direct financing leases	1	1	3	3
Interest on notes receivable	16	4	34	19
(Loss) Gain on sale of assets and early termination of notes receivable	—	(21)	1,697	(70)
Unrealized (loss) gain on fair value adjustment for investment in securities	(36)	—	55	—
Unrealized gain (loss) on fair value adjustment for warrants	7	(22)	5	(2)
Other	4	9	146	18
Total revenues	1,657	1,817	6,954	5,596
Expenses:
Depreciation of operating lease assets	1,012	1,162	3,221	3,574
Asset management fees to Managing Member	42	102	190	273
Acquisition expense	—	2	—	2
Cost reimbursements to Managing Member and/or affiliates	167	197	624	641
Reversal of provision for credit losses	—	(10)	(56)	(22)
Impairment losses on equipment	—	—	—	11
Impairment losses on investment in securities	—	—	17	—
Amortization of initial direct costs	13	17	47	56
Interest expense	41	67	154	220
Professional fees	35	116	126	277
Outside services	27	19	83	77
Railcar maintenance	63	1	63	19
Taxes on income and franchise fees	3	3	8	7
Bank charges	3	27	10	93
Freight and shipping	—	—	67	—
Storage fees	21	22	81	57
Other	12	43	85	111
Total expenses	1,439	1,768	4,720	5,396
Net income	$218	$49	$2,234	$200
Net income (loss):
Managing Member	$—	$120	$106	$359
Other Members	218	(71)	2,128	(159)
	$218	$49	$2,234	$200
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.03	$(0.01)	$0.33	$(0.02)
Weighted average number of Units outstanding	6,542,557	6,560,752	6,544,562	6,565,902

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2018
(in thousands except units and per unit data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	6,584,221	$26,957	$—	$26,957
Repurchases of Units	(27,164)	(115)	—	(115)
Distributions to Other Members ($0.90 per Unit)	—	(5,891)	—	(5,891)
Distributions to Managing Member	—	—	(478)	(478)
Net (loss) income	—	(517)	478	(39)
Balance December 31, 2017	6,557,057	20,434	—	20,434
Repurchases of Units	(14,500)	(59)	—	(59)
Distributions to Other Members ($0.20 per Unit)	—	(1,303)	—	(1,303)
Distributions to Managing Member	—	—	(106)	(106)
Net income	—	2,128	106	2,234
Balance September 30, 2018 (unaudited)	6,542,557	$21,200	$—	$21,200

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2018 AND 2017
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating activities:
Net income	$218	$49	$2,234	$200
Adjustment to reconcile net income to cash provided by operating activities:
Loss (gain) on sales of lease assets and early termination of notes receivable	—	21	(1,697)	70
Depreciation of operating lease assets	1,012	1,162	3,221	3,574
Amortization of initial direct costs	13	17	47	56
Impairment losses on equipment	—	—	—	11
Reversal of provision for credit losses	—	(10)	(56)	(22)
Impairment losses on investment in securities	1	—	17	—
Unrealized loss (gain) on fair value adjustment for investment in securities	36	—	(55)	—
Unrealized (gain) loss on fair value adjustment for warrants	(7)	22	(5)	2
Changes in operating assets and liabilities:
Accounts receivable	24	(43)	74	278
Due from Managing Member and affiliates	(162)	—	(162)	—
Prepaid expenses and other assets	(3)	(2)	(13)	(6)
Accounts payable, Managing Member and affiliates	215	156	(141)	117
Accrued distributions to Other Members	—	(1)	(615)	—
Accounts payable, other	(4)	(3)	(91)	44
Unearned operating lease income	157	103	92	49
Net cash provided by operating activities	1,500	1,471	2,850	4,373
Investing activities:
Purchase of securities	—	—	(2)	—
Proceeds from sales of lease assets and early termination of notes receivable	—	102	4,064	390
Payments of initial direct costs	—	(4)	—	(4)
Principal payments received on direct financing leases	1	—	2	1
Note receivable advances	(3)	(30)	(3)	(30)
Principal payments received on notes receivable	8	46	69	378
Net cash provided by investing activities	6	114	4,130	735
Financing activities:
Repayments under non-recourse debt	(854)	(892)	(2,660)	(2,756)
Repayment under credit facility	—	—	(2,250)	—
Borrowings under credit facility	—	500	—	500
Distributions to Other Members	—	(1,471)	(1,303)	(4,423)
Distributions to Managing Member	—	(120)	(106)	(359)
Repurchases of Units	1	(7)	(59)	(105)
Net cash used in financing activities	(853)	(1,990)	(6,378)	(7,143)
Net increase (decrease) in cash and cash equivalents	653	(405)	602	(2,035)
Cash and cash equivalents at beginning of period	881	947	932	2,577
Cash and cash equivalents at end of period	$1,534	$542	$1,534	$542
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$20	$47	$95	$160
Cash paid during the period for taxes	$—	$1	$13	$11
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$—	$616	$—	$616
Distributions payable to Managing Member at period-end	$—	$50	$—	$50

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

As of September 30, 2018, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $66.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,542,557 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. Certain months prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2018 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements or adjustments thereto.

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

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $173 thousand and $133 thousand of purchased securities at September 30, 2018 and December 31, 2017, respectively. Based upon the Company’s review of its portfolio, fair value adjustments of unrealized loss of $36 thousand and unrealized gain of $55 thousand was recorded for the respective three and nine months ended September 30, 2018.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. During the three months ended September 30, 2018 and 2017, the Company recorded an unrealized gain of $7 thousand and unrealized loss of $22 thousand, respectively, on fair valuation of its warrants. During the respective nine months ended September 30, 2018 and 2017, the Company recorded unrealized gain of $5 thousand and unrealized loss of $2 thousand on fair valuation of its warrants. As of September 30, 2018 and December 31, 2017, the estimated fair value of the Company’s portfolio of warrants was $392 thousand and $387 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three and nine months ended September 30, 2018 and 2017.

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

Recent accounting pronouncements:

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. Management is currently evaluating the impact of this standard on the financial statements and related disclosure requirements.

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

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). The new standard provides a new transition method and practical expedient to simplify the application of the new leasing standard. Under the new transition method, comparative periods

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

presented in the financial statements in the period of adoption will not need to be restated. Instead, a Company would initially apply the new lease requirements at the effective date, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. The new practical expedient allows lessors to avoid separating lease and associated nonlease components within a contract if certain criteria are met. If elected, lessors will be able to aggregate nonlease components that otherwise would be accounted for under the new revenue standard with the associated lease component if the following conditions are met (1) the timing and pattern of transfer of the nonlease component and the associated lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements. The Company plans to adopt this guidance on January 1, 2019 and will prospectively apply the new lease requirements and recognize a cumulative effect adjustment upon adoption. The Company expects to utilize the package of practical expedients as provided in the standard.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance was effective for the Company beginning on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements and disclosures as the new revenue guideline does not affect revenue from leases and loans, which comprise the majority of the Company’s revenues.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. As of September 30, 2018, the original terms of the notes receivable are 1 to 90 months and bear interest at rates ranging from 4% to 18.00% per annum. The notes are secured by the equipment financed. The notes mature from 2018 through 2020.

At September 30, 2018, two of the Company’s notes receivable were removed from non-accrual status. At December 31, 2017, two of the Company’s notes receivable were on non-accrual status. Details are as follows, in thousands, except for the number of notes receivable and the annual rate:

Notes receivable Non-accrual
December 31, 2017
Number of notes	2
Net investment value	$12
Annual interest rate	18.00%
Fair value adjustments	$12
Fair value amount	$—
Interest income not recorded relative to original terms	$7

As of September 30 2018, the future minimum payments receivable are as follows (in thousands):

Three months ending December 31, 2018	$67
Year ending December 31, 2019	58
Total	125
Less: portion representing unearned interest income	(72)
Notes receivable, net	$53

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating leases for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
IDC amortization – notes receivable	$1	$—	$7	$1
IDC amortization – lease assets	12	17	40	55
Total	$13	$17	$47	$56

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for Doubtful Accounts	Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Operating Leases	Notes Receivable
Balance December 31, 2016	$45	$55	$100
Reversal of provision for credit losses	(1)	(43)	$(44)
Balance December 31, 2017	44	12	56
Reversal of provision for credit losses	(44)	(12)	(56)
Balance September 30, 2018	$—	$—	$—

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

At September 30, 2018 and December 31, 2017, the Company’s financing receivables and its related investments by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Pass	$—	$58	$6	$8
Special mention	53	12	—	—
Substandard	—	50	—	—
Total	$53	$120	$6	$8

As of December 31, 2017, the Company’s impaired investment in financing receivables were as follows (in thousands):

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	12	12	12	34	—
Total	$12	$12	$12	$34	$—

At September 30, 2018 and December 31, 2017, investment in financing receivables is aged as follows (in thousands):

September 30, 2018	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$53	$53	$—
Finance leases	—	—	—	—	6	6	—
Total	$—	$—	$—	$—	$59	$59	$—

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$120	$120	$—
Finance leases	—	—	—	—	8	8	—
Total	$—	$—	$—	$—	$128	$128	$—

At September 30, 2018, two of the Company’s notes receivable were removed from non-accrual status. As of December 31, 2017, the Company had two notes receivable which were on non-accrual status (see Note 3).

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

	Balance December 31, 2017	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2018
Net investment in operating leases	$27,926	$(3,086)	$(3,221)	$21,619
Net investment in direct financing leases	8	—	(2)	6
Assets held for sale or lease, net	1,389	718	—	2,107
Initial direct costs, net of accumulated amortization of $172 at September 30, 2018 and $235 at December 31, 2017	82	—	(39)	43
Total	$29,405	$(2,368)	$(3,262)	$23,775

Impairment of investments in lease assets:

Depreciation expense and impairment losses on equipment are the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation of operating lease assets	$1,012	$1,162	$3,221	$3,574
Impairment losses	—	—	—	11
Total	$1,012	$1,162	$3,221	$3,585

For the respective nine months ended September 30, 2018 and 2017, the Company recorded impairment losses of $0 and $11 thousand to reduce the cost basis of certain-off lease construction equipment to its fair value.

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

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment was $1 million and $1.2 million for the respective three months ended September 30, 2018 and 2017 and was $3.2 million and

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

$3.6 million for the respective nine months ended September 30, 2018 and 2017. IDC amortization expense related to the Company’s operating leases totaled $12 thousand and $40 thousand for the respective three and nine months ended September 30, 2018, and was $17 thousand and $55 thousand for the respective three and nine months ended September 30, 2017 (see Note 3).

All of the Company’s leased property was acquired beginning in December 2011 through April 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance September 30, 2018
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	8,575	—	(390)	8,185
Manufacturing	7,836	—	—	7,836
Facility – other	5,084	—	—	5,084
Construction	2,590	—	(346)	2,244
Research	2,250	—	(2,250)	—
Agriculture	2,112	—	—	2,112
Other	7,657	—	(5,614)	2,043
	55,514	—	(8,600)	46,914
Less accumulated depreciation	(27,588)	(3,221)	5,514	(25,295)
Total	$27,926	$(3,221)	$(3,086)	$21,619

The average estimated residual value for assets on operating leases was 35% and 36% of the assets’ original cost on September 30, 2018 and December 31, 2017, respectively. There were no operating leases in non-accrual status as of September 30, 2018 and December 31, 2017.

Direct financing leases:

As of September 30, 2018, investment in direct financing leases consists of materials handling equipment. The components of the Company’s investment in direct financing leases as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	Balance September 30, 2018	Balance December 31, 2017
Total minimum lease payments receivable	$7	$12
Estimated residual values of leased equipment (unguaranteed)	1	1
Investment in direct financing leases	8	13
Less unearned income	(2)	(5)
Net investment in direct financing leases	$6	$8

There were no investments in direct financing leases in non-accrual status at September 30, 2018 and December 31, 2017.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

At September 30, 2018, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2018	$1,135	$2	$1,137
For the year ending 2019	2,571	6	2,577
2020	1,189	—	1,189
2021	884	—	884
2022	773	—	773
2023	48	—	48
Thereafter	63	—	63
	$6,663	$8	$6,671

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

During the respective three and nine months ended September 30, 2018 and 2017, the Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Administrative costs reimbursed to Managing Member and/or affiliates	$167	$197	$624	$641
Asset management fees to Managing Member	42	102	190	273
Acquisition and initial direct costs paid to Managing Member	—	2	—	2
	$209	$301	$814	$916

7. Non-recourse debt:

At September 30, 2018, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 2.65% to 3.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2018, gross operating lease rentals and future payments on direct financing leases totaled approximately $2 million over the remaining lease terms and the carrying value of the pledged assets is $13 million. The notes mature from 2018 through 2020.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2018	$826	$14	$840
For the year ending 2019	1,146	16	1,162
2020	45	—	45
	$2,017	$30	$2,047

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Long-term debt:

As of September 30, 2018, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

9. Borrowing facilities:

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”), Institutional Leasing Sub Facility, and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of September 30, 2018, the Credit Facility is for an amount of $75.0 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of September 30, 2018 and December 31, 2017, borrowings under the Credit Facility were as follows (in thousands):

	September 30, 2018	December 31, 2017
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(2,250)
Amount borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(2,125)	(3,520)
Total remaining available under the working capital, acquisition and warehouse facilities	$72,875	$69,230

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2018, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2018, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $21.2 million, 0.19 to 1, and 29.72 to 1, respectively,

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Borrowing facilities: - (continued)

as of September 30, 2018. As such, as of September 30, 2018, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

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

As of September 30, 2018, the investment program participants were the Company, ATEL 14, LLC, ATEL 16, LLC and ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of September 30, 2018 and December 31, 2017.

10. Commitments:

At September 30, 2018, there were no commitments to fund investments in notes receivable and to purchase lease assets.

11. Members’ Capital:

A total of 6,542,557 and 6,557,057 Units were issued and outstanding at September 30, 2018 and December 31, 2017, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Members’ Capital: - (continued)

Distributions to the Other Members for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Distributions declared	$—	$1,471	$1,303	$4,423
Weighted average number of Units outstanding	6,542,557	6,560,752	6,544,562	6,565,902
Weighted average distributions per Unit	$—	$0.22	$0.20	$0.67

12. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2018, the Company’s investment in securities and warrants were measured on a recurring basis. At December 31, 2017, only the Company’s warrants were measured on a recurring basis. In addition, certain notes receivable deemed impaired were measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio approximated at $392 thousand and $387 thousand at September 30, 2018 and December 31, 2017, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis classified as Level 3 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fair value of warrants at beginning of period	$385	$410	$387	$390
Unrealized gain (loss) on fair valuation of warrants	7	(22)	5	(2)
Fair value of warrants at end of period	$392	$388	$392	$388

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

The fair value of investment securities that were accounted for on a recurring basis as of the three and nine months ended September 30, 2018 and classified as Level 1 are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Fair value of securities at the beginning of period	$192	$101
Unrealized (loss) gains on fair valuation of securities	(36)	55
Fair value of investment securities at the end of period	$156	$156

Impaired off-lease equipment (non-recurring)

During the nine months ended September 30, 2018 and 2017, the Company recorded fair value adjustments totaling $0 and $11 thousand, respectively, to reduce the cost basis of certain-off lease construction equipment (assets) deemed impaired. The fair value adjustments recorded during the nine months ended September 30, 2017 were non-recurring.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2018 and December 31, 2017:

September 30, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $32.07
			Exercise price	$0.10 – $1,000.00
			Time to maturity (in years)	1.87 – 7.33
			Risk-free interest rate	2.77% – 3.01%
			Annualized volatility	36.10 – 88.72%

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $1,000.00
			Time to maturity (in years)	2.62 – 8.08
			Risk-free interest rate	1.94% – 2.36%
			Annualized volatility	35.35% – 84.08%

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,534	$1,534	$—	$—	$1,534
Notes receivable, net	53	—	—	34	34
Investment in securities	156	156	—	—	156
Warrants, fair value	392	—	—	392	392
Financial liabilities:
Non-recourse debt	2,017	—	—	2,010	2,010
Senior long-term debt	2,068	—	—	2,432	2,432

	December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$932	$932	$—	$—	$932
Notes receivable, net	115	—	—	115	115
Warrants, fair value	387	—	—	387	387
Financial liabilities:
Credit facility	2,250	—	—	2,250	2,250
Non-recourse debt	4,677	—	—	4,674	4,674
Senior long-term debt	2,068	—	—	2,379	2,379

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

As of September 30, 2018, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $66.0 million (inclusive of the $500 initial Member’s capital investment) had been received. As of the same date, 6,542,557 Units were issued and outstanding.

Results of Operations

The three months ended September 30, 2018 versus the three months ended September 30, 2017

The Company had net income of $218 thousand and $49 thousand for the three months ended September 30, 2018 and 2017, respectively. The results for the third quarter of 2018 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2018 decreased by $160 thousand, or 9%, as compared to the prior year period. Such decrease was largely due to a $181 thousand, or 10%, reduction in operating lease revenues, mainly the result of lease portfolio runoff and dispositions of lease assets; a $36 thousand, unfavorable change in unrealized loss on fair value adjustment for investments in securities; offset, in part, by a $29 thousand, or 132%, favorable change in unrealized gain on fair value adjustment for warrants; a $21 thousand, or 100%, favorable change in gain on sale of assets, due to a change in the volume and mix of assets sold; and a $12 thousand, or 3 times, increase in interest on notes receivable due to income recognition and receipt from a previously non-accrual account.

Expenses

Total expenses for the third quarter of 2018 decreased by $329 thousand, or 19%, as compared to the prior year period. The net decrease in total expenses was primarily the result of a $150 thousand, or 13%, decrease in depreciation of operating lease assets, a result of lease portfolio run-off and sales of lease assets; an $81 thousand, or 70%, decrease in professional fees, due to the year over year difference in timing and related billings for professional audit and tax services; a $60 thousand, or 59%, decrease in asset management fees to Managing Member, due to an a decrease in managed assets and related revenues; a $30 thousand, or 15%, decrease in cost reimbursements to Managing Member and affiliates, due to a net cost allocation adjustment; a $24 thousand or 89%, decrease in bank charges for credit facility fees related to credit facility borrowings in the prior year period; and a $26 thousand, or 39%, decrease in interest expense, a result of a $3.6 million reduction in outstanding borrowings since September 30, 2017; offset, in part, by a $62 thousand, increase in railcar maintenance related to the timing and related billings of railcar maintenance costs.

The nine months ended September 30, 2018 versus the nine months ended September 30, 2017

The Company had net income of $2.2 million and $200 thousand for the nine months ended September 30, 2018 and 2017, respectively. The results for the nine months ended September 30, 2018 reflect increases in total revenues and decreases in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the nine months ended September 30, 2018 increased by $1.4 million, or 24%, as compared to the prior year period. Such increase was largely due to a $1.8 million, increase in gain on sales of assets and early termination of notes, due to a change in the volume and mix of assets sold; a $128 thousand, or 7 times, increase in other income, due to penalty fees received for a lease settlement with a lessee; and a $55 thousand, favorable change in unrealized gain on fair value adjustment for investment in securities; offset, in part, by a $614 thousand, or 11%, decrease in operating lease revenue, a result of lease portfolio runoff and sales of lease assets.

Expenses

Total expenses for the nine months ended September 30, 2018 decreased by $676 thousand, or 13%, as compared to the prior year period. The net decrease in total expenses was primarily the result of a $353 thousand, or 10%, decrease in depreciation of operating lease assets, a result of lease portfolio run-off and sales of lease assets; a $151 thousand, or 55%, decrease in professional fees, due to the year over year difference in timing and related billings for professional audit and tax services; an $83 thousand, or 89%, decrease in bank charges for credit facility fees related to credit facility borrowings in the prior year period; an $83 thousand, or 30%, decrease, in asset management fees to Managing Member, the result of a decrease in managed assets and related revenues; a $66 thousand, or 30%, decrease in interest expense, a result of a $3.6 million reduction in outstanding borrowings since September 30, 2017; a $34 thousand, or 155%, favorable change in the provision for credit losses, a result of the collection of amounts previously reserved as uncollectible; and an $11 thousand, or 100%, decrease in impairment losses on lease equipment related to prior year period; offset, in part, by a $67 thousand, increase in freight and shipping costs and storage costs, for a one time equipment shipment to a storage facility; and $44 thousand, or 232%, increase in railcar maintenance related to the timing and related billings of railcar maintenance costs.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $1.5 million and $932 thousand at September 30, 2018 and December 31, 2017, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net cash provided by (used in):
Operating activities	$1,500	$1,471	$2,850	$4,373
Investing activities	6	114	4,130	735
Financing activities	(853)	(1,990)	(6,378)	(7,143)
Net increase (decrease) in cash and cash equivalents	$653	$(405)	$602	$(2,035)

The three months ended September 30, 2018 versus the three months ended September 30, 2017

During the three months ended September 30, 2018 and 2017, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts and investments in notes receivable. The Company realized $8 thousand and $46 thousand from principal payments received on notes receivable, and $0 thousand and $102 thousand, on proceeds from the sales of lease assets and/or early termination of notes receivable, for the respective three months ended September 30, 2018 and 2017.

During the same comparative periods, cash was primarily used to pay distributions and pay down non-recourse debt. Distributions paid to Other Members and the Managing Member totaled $0 and $1.6 million for the respective three months ended September 30, 2018 and 2017. Cash used to pay down non-recourse debt totaled $854 thousand and $892 thousand for the respective three months ended September 30, 2018 and 2017. In addition, cash was used to pay invoices related to management fees and expenses, and other payables.

The nine months ended September 30, 2018 versus the nine months ended September 30, 2017

During the nine months ended September 30, 2018 and 2017, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts and its investments in notes receivable. The Company realized $69 thousand and $378 thousand from principal payments received on notes receivable, and $4 million and $390 thousand, on proceeds from the sales of lease assets and/or early termination of notes receivable, for the respective nine months ended September 30, 2018 and 2017. The Company borrowed $0 and $500 thousand from its credit facility for the respective nine months ended September 30, 2018 and 2017.

During the same comparative periods, cash was primarily used to pay distributions and pay down debt. Distributions paid to both Other Members and the Managing Member totaled $1.4 million and $4.8 million for the respective nine months ended September 30, 2018 and 2017. Cash used to pay down non-recourse debt totaled $2.7 million and $2.8 million for the respective nine months ended September 30, 2018 and 2017. Cash used to repurchase Units totaled $59 thousand and $105 thousand for the nine months ended September 30, 2018 and 2017. Cash used to pay down its credit facility totaled $2.3 million and $0 for the respective nine months ended September 30, 2018 and 2017. In addition, cash was used to pay invoices related to management fees and expenses, and other payables.

Revolving credit facility

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”), Institutional Leasing Sub Facility, and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of September 30, 2018, the Credit Facility is for an amount of $75.0 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2018. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of September 30, 2018, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $21 million, .19 to 1, and 29.72 to 1, respectively, as of September 30, 2018. As such, as of September 30, 2018, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2018 (in thousands):

Net income	$1,995
Interest expense	227
Depreciation of operating lease assets	4,383
Amort of IDC	65
Provision (Reversal) for credit losses	(80)
Provision for losses on investment in securities	11
Unrealized gain on fair valuation of warrants	(3)
Principal payments received on direct financing leases	2
Principal payments received on notes receivable	147
EBITDA (for Credit Facility financial covenant calculation only)	$6,747

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2018 (in thousands, except as to Units and per Unit data):

Distribution Period(1)	Paid	Return of Capital		Distribution of Income		Total Distribution		Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011
(Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951		—		5,951		0.90	6,612,560
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	5,934		—		5,934		0.90	6,606,921
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	5,892		—		5,892		0.90	6,567,800
Dec 2017 – Feb 2018	Feb, 2018	1,303		—		1,303		0.20	6,554,450
		$30,396		$—		$30,396		$5.47
Source of distributions
Lease and loan payments and sales proceeds received		$30,396	100.00%	$—	0.00%	$30,396	100.00%
Interest income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$30,396	100.00%	—	0.00%	$30,396	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prosectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, December 1, 2015 to November 30, 2016, December 1, 2016 to November 30, 2017 and December 1, 2017 to February 28, 2018, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2018, there were no commitments to fund investments in notes receivable or to purchase lease assets.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

31.1	Certification of Dean L. Cash
31.2	Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2018

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