Form 10-K
period 2018-12-31
ATEL 15, LLC
filed 2019-03-18
CIK 1519117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2018
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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2019 was 6,542,557.

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

As of December 31, 2018, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,542,557 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2018, the Company had purchased equipment with a total acquisition price of $64.8 million. The Company had also funded investments in notes receivable totaling $9.4 million through December 31, 2018.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, all currently located in the United States, has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2018 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Marine	$19,410	29.96%
Manufacturing	11,328	17.49%
Transportation, rail	11,295	17.44%
Food processing	5,200	8.03%
Coal terminal	5,084	7.85%
Materials handling	4,147	6.40%
Agriculture	3,788	5.85%
Construction	2,590	4.00%
Research	574	0.89%
Aviation	443	0.68%
Computers	393	0.61%
Other	530	0.80%
	$64,782	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Oil/Gas field services	$20,859	32.20%
Manufacturing	11,276	17.41%
Food & kindred products	5,323	8.22%
Utilities	5,200	8.03%
Wholesale nondurables	5,084	7.85%
Transportation, rail	4,220	6.51%
Business services	3,491	5.39%
Wholesale plastics	2,395	3.70%
Lumber/Wood	1,787	2.76%
Transportation	1,482	2.29%
Non-metallic materials	877	1.35%
Chemical/Allied products	871	1.34%
Industrial machinery	710	1.10%
Other	1,207	1.85%
	$64,782	100.00%

From inception to December 31, 2018, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Food processing	$5,200	$3,907	$3,271
Manufacturing	3,491	2,084	1,932
Material handling	2,892	619	3,010
Transportation, rail	472	274	150
Computers	393	46	753
Construction	346	60	336
Other	204	16	230
	$12,998	$7,006	$9,682

For further information regarding the Company’s equipment lease portfolio as of December 31, 2018, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2018 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computers	$2,743	29.22%
Manufacturing	1,684	17.94%
Research	900	9.59%
Furniture & fixtures	700	7.46%
Chemical processing	300	3.20%
Vending equipment	250	2.66%
Food processing	193	2.06%
Other	2,617	27.88%
	$9,387	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Manufacturing	$3,850	41.01%
Engineering/Management services	2,000	21.31%
Electronics	1,234	13.15%
Computer engines	800	8.52%
Business services	743	7.92%
Refuse system	250	2.66%
Telecommunications	250	2.66%
Food processing	193	2.06%
Chemical/Allied products	67	0.71%
	$9,387	100.00%

From inception to December 31, 2018, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computers	$2,743	$725	$2,602
Manufacturing	1,434	272	1,509
Furniture & fixtures	800	81	947
Research	900	34	1,047
Vending equipment	250	213	88
Chemical processing	200	102	145
Food processing	193	—	247
Other	2,550	546	2,509
	$9,070	$1,973	$9,094

For further information regarding the Company’s notes receivable portfolio as of December 31, 2018, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2018.

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 166%, based on ATEL’s historical track record as of December 31, 2018.

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

ATEL 15, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 15, LLC at December 31, 2018 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $5.05. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 15, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 15, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The members of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been consistently made through December 31, 2018.

Cash distributions were paid by the Fund to members of record as of November 30, 2018, and paid through December 31, 2018. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital.

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

As net cash flows from operations are anticipated to fluctuate during the remaining life of the Fund, distributions will only be paid on an annual basis beginning with March of 2018. A distribution equal to 2% of the total original capital contribution was paid in February 2018. The amount of all future distributions is dependent upon the timing of lease payments, renewals and asset sales, which will vary during the year.

Through December 31, 2018, the Fund has made annualized distributions of 2.9% of the investors’ original capital contributions, commencing with the closing of the Fund. At this time, early investors have received distributions in excess of 55% of their original investment.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2018 (in thousands except for Units and Per Unit Data):

Distribution Period(1)	Paid	Return of Capital	Distribution of Income	Total Distribution	Total Distribution per Unit(2)	Weighted Average Units Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—	$—	$—	n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173	—	1,173	0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191	—	4,191	0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952	—	5,952	0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951	—	5,951	0.90	6,612,560
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	5,934	—	5,934	0.90	6,606,921
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	5,892	—	5,892	0.90	6,567,800
Dec 2017 – Feb 2018	Jan 2018 – Feb, 2018	1,918	—	1,918	0.29	6,554,450
		$31,011	$—	$31,011	$5.56
Source of distributions
Lease and loan payments and sales proceeds received	$31,011	100.00%	$—	0.00%	$31,011	100.00%
Interest Income	—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans	—	0.00%	—	0.00%	—	0.00%
	$31,011	100.00%	$—	0.00%	$31,011	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, December 1, 2015 to November 30, 2016, December 1, 2016 to November 30, 2017, December 1, 2017 to February 28, 2018 respectively.

Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 21, 2011, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2012. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on April 4, 2012, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 28, 2013 with a total of 6,620,971 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $65.9 million. As of December 31, 2018, 6,542,557 Units were issued and outstanding.

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

Results of Operations

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2011 through 2015. The utilization percentage of existing assets under lease was 78% and 86% at December 31, 2018 and 2017, respectively.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

2018 versus 2017

The Company had net income of $2.3 million and a net loss of $39 thousand for 2018 and 2017, respectively. The results for the year ended December 31, 2018 reflect increases in revenues and decreases in operating expenses when compared to the prior year.

Revenues

Total revenues for 2018 increased by $1.2 million, or 17%, as compared to the prior year period. Such increase was largely due to a $1.8 million, increase in gain on sale of assets, mainly the result of change in the volume and mix of assets sold; a $142 thousand, or more than 6 times, increase in other income for penalty fees received for a lease settlement with a lessee; a $27 thousand, or 123%, increase in interest on notes receivable; and a $26 thousand increase in unrealized gain on fair value adjustment for investment in securities; offset, in part, by a $726 thousand, or 10%, decrease in operating leases revenue, a result of portfolio runoff and sales of lease assets.

Expenses

Total expenses for 2018 decreased by $1.1 million, or 15%, as compared to the prior year period. The net decrease in total expenses was primarily the result of a $530 thousand, or 11%, decrease in depreciation of operating lease assets, a result of portfolio run-off and sales of lease assets; a $199 thousand, or 20%, decrease in cost reimbursements to Managing Member and/or affiliates, due to lower net cost allocations; a $185 thousand, or 56%, decrease in professional fees, due to the year over year difference in timing and related billings for professional audit and tax services; a $104 thousand, or 35%, decrease in interest expense, a result of a reduction in outstanding borrowings; a $102 thousand, or 28%, decrease in asset management fees to Managing Member, due to a decrease in managed assets and related revenues; and a $100 thousand, or 87%, decrease in bank charges for credit facility fees related to credit facility borrowings in the prior year period; offset, in part, by a $55 thousand, or 125%, increase in provision for credit losses, a direct result of an increase in amounts reserved as uncollectible.

Capital Resources and Liquidity

At December 31, 2018 and 2017, the Company’s cash and cash equivalents totaled $1.7 million and $932 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2018	2017
Net cash provided by (used in):
Operating activities	$4,525	$5,490
Investing activities	4,129	755
Financing activities	(7,870)	(7,890)
Net increase (decrease) in cash and cash equivalents	$784	$(1,645)

2018 versus 2017

During 2018 and 2017, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts and investments in notes receivable. The Company realized a total of $4.1 million and $397 thousand of proceeds from sales of lease assets and early termination of notes during 2018 and 2017, respectively. The Company received principal payments on notes receivable of $71 thousand and $417 thousand during 2018 and 2017, respectively. The Company borrowed $2.3 million in 2017 from its credit facility.

During the same comparative periods, cash was primarily used to pay distribution, pay down non-recourse debt and fund investments in notes receivable. Distributions paid to Other Members and the Managing Member totaled $2.1 million and $6.4 million for 2018 and 2017, respectively. Repurchases of Units totaled $60 thousand and $115 thousand during 2018 and 2017, respectively. Cash used to pay down non-recourse debt totaled $3.5 million and $3.7 million for 2018 and 2017, respectively. The Company paid down its credit facility totaling $2.3 million in 2018. In addition, cash was used to pay invoices related to management fees and expenses, and other payables.

Revolving credit facility

As of December 31, 2018 and 2017, the Company had outstanding revolving credit balances totaling $0 and $2.3 million, respectively. Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”), Institutional Leasing Sub Facility, and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of December 31, 2018, the Credit Facility is for an amount up to $75.0 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of December 31, 2018. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of December 31, 2018, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $21.3 million, 0.15 to 1, and 36.45 to 1, respectively, as of December 31, 2018. As such, as of December 31, 2018, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended December 31, 2018 (in thousands):

Net income	$2,324
Interest expense	189
Depreciation of operating lease assets	4,206
Amort of IDC	57
Provision for credit losses	11
Provision for loss on investment in securities	17
Unrealized loss on fair valuation of warrants	11
Principal payments received on direct financing leases	3
Principal payments received on notes receivable	71
EBITDA (for Credit Facility financial covenant calculation only)	$6,889
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

Non-Recourse Long-Term Debt

As of December 31, 2018 and 2017, the Company had non-recourse long-term debt totaling $1.2 million and $4.7 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Senior Long-Term Debt

As of December 31, 2018 and 2017, the Company had senior long-term debt totaling $2.1 million. The debt was utilized to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation by the Fund.

For detailed information on the Company’s debt obligations, see Notes 8 through 10 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been consistently made through December 31, 2018. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2018, there were no commitments to purchase lease assets or to fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 41.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL 15, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 15, LLC (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP

San Francisco, California
March 15, 2019

We have served as the Company’s auditor since 2011.

ATEL 15, LLC

BALANCE SHEETS

DECEMBER 31, 2018 AND 2017
(In Thousands)

	2018	2017
ASSETS
Cash and cash equivalents	$1,716	$932
Accounts receivable, net of allowance for doubtful accounts of $0 at December 31, 2018 and $44 at December 31, 2017	75	107
Notes receivable, net of unearned interest income of $58 and allowance for credit losses of $67 at December 31, 2018 and net of unearned interest income of $107 and allowance for credit losses of $12 at December 31, 2017	—	115
Due from affiliates	1	—
Investment in securities	144	133
Warrants, fair value	376	387
Investments in equipment and leases, net of accumulated depreciation of $29,002 at December 31, 2018 and $28,447 at December 31, 2017	22,777	29,405
Prepaid expenses and other assets	25	19
Total assets	$25,114	$31,098
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$50
Affiliates	42	303
Accrued distributions to Other Members	—	615
Other	463	533
Credit facility	—	2,250
Non-recourse debt	1,191	4,677
Senior long-term debt	2,068	2,068
Unearned operating lease income	61	168
Total liabilities	3,825	10,664
Commitments and contingencies
Members’ capital:
Other Members	21,289	20,434
Total Members’ capital	21,289	20,434
Total liabilities and Members’ capital	$25,114	$31,098

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)

	2018	2017
Revenues:
Leasing and lending activities:
Operating leases	$6,594	$7,320
Direct financing leases	3	5
Interest on notes receivable	49	22
Gain (loss) on sale of lease assets and early termination of notes receivable	1,705	(72)
Unrealized gain on fair value adjustment for investment in securities	26	—
Unrealized loss on fair value adjustment for warrants	(11)	(3)
Other	165	23
Total revenues	8,531	7,295
Expenses:
Depreciation of operating lease assets	4,206	4,736
Asset management fees to Managing Member	258	360
Cost reimbursements to Managing Member and/or affiliates	801	1,000
Provision for (reversal of) credit losses	11	(44)
Impairment losses on equipment	—	11
Impairment losses on investment in securities	17	50
Amortization of initial direct costs	57	74
Interest expense	189	293
Professional fees	143	328
Outside services	118	107
Taxes on income and franchise fees	9	7
Bank charges	15	115
Storage fees	102	82
Other	281	215
Total expenses	6,207	7,334
Net income (loss)	$2,324	$(39)
Net income (loss):
Managing Member	$106	$478
Other Members	2,218	(517)
	$2,324	$(39)
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.34	$(0.08)
Weighted average number of Units outstanding	6,544,057	6,564,381

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	6,584,221	$26,957	$—	$26,957
Repurchases of Units	(27,164)	(115)	—	(115)
Distributions to Other Members ($0.90 per Unit)	—	(5,891)	—	(5,891)
Distributions to Managing Member	—	—	(478)	(478)
Net (loss) income	—	(517)	478	(39)
Balance December 31, 2017	6,557,057	20,434	—	20,434
Repurchases of Units	(14,500)	(60)	—	(60)
Distributions to Other Members ($0.20 per Unit)	—	(1,303)	—	(1,303)
Distributions to Managing Member	—	—	(106)	(106)
Net income	—	2,218	106	2,324
Balance December 31, 2018	6,542,557	$21,289	$—	$21,289

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In Thousands)

	2018	2017
Operating activities:
Net income (loss)	$2,324	$(39)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
(Gain) loss on sales of lease assets and early termination of notes receivable	(1,705)	72
Depreciation of operating lease assets	4,206	4,736
Amortization of initial direct costs	57	74
Impairment losses on equipment	—	11
Provision for (reversal of) credit losses	11	(44)
Impairment losses on investment in securities	17	50
Unrealized gain on fair value adjustment for investment in securities	(26)	—
Unrealized loss on fair value adjustment for warrants	11	3
Changes in operating assets and liabilities:
Accounts receivable	75	341
Due from Managing Member and affiliates	(1)	—
Prepaid expenses and other assets	(6)	14
Accounts payable, Managing Member and affiliates	(261)	178
Accounts payable, other	(70)	82
Unearned operating lease income	(107)	12
Net cash provided by operating activities	4,525	5,490
Investing activities:
Purchase of securities	(2)	—
Proceeds from sales of lease assets and early termination of notes	4,074	397
Payments of initial direct costs	—	(10)
Principal payments received on direct financing leases	3	1
Note receivable advances	(17)	(50)
Principal payments received on notes receivable	71	417
Net cash provided by investing activities	4,129	755
Financing activities:
Repayments under non-recourse debt	(3,486)	(3,655)
(Repayment) borrowings under credit facility	(2,250)	2,250
Distributions to Other Members	(1,918)	(5,892)
Distributions to Managing Member	(156)	(478)
Repurchases of Units	(60)	(115)
Net cash used in financing activities	(7,870)	(7,890)
Net increase (decrease) in cash and cash equivalents	784	(1,645)
Cash and cash equivalents at beginning of year	932	2,577
Cash and cash equivalents at end of year	$1,716	$932
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$109	$209
Cash paid during the year for taxes	$13	$11
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$—	$615
Distributions payable to Managing Member at year-end	$—	$50

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

As of December 31, 2018, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,542,557 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2018 and 2017, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2018, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, and adjustments thereto.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. As of and for the years ended December 31, 2018 and 2017, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Investment in securities:

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $144 thousand and $133 thousand of purchased securities at December 31, 2018 and 2017, respectively. Based upon the Company’s review of its investment in securities portfolio, the Company recorded fair value adjustments on investment in securities totaling $26 thousand and $0 during 2018 and 2017, respectively. The Company recorded impairment adjustments on investment securities totaling $17 thousand and $50 thousand at December 31, 2018 and 2017, respectively. There was no gain on sales or dispositions of investment in securities in 2018 and 2017.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized losses of $11 thousand and $3 thousand on fair valuation of its warrants during 2018 and 2017, respectively. The unrealized losses recorded during 2018 and 2017 reduced the estimated fair value of the Company’s portfolio of warrants to $376 thousand at December 31, 2018 from $387 thousand at December 31, 2017. The Company realized no gains or losses from the net exercise of warrants during 2018 and 2017.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2018 and 2017, the related provision for state income taxes was approximately $9 thousand and $7 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2018 and 2017 as follows (in thousands):

	2018	2017
Financial statement basis of net assets	$21,289	$20,434
Tax basis of net assets (unaudited)	25,200	24,056
Difference	$(3,911)	$(3,622)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income (loss) reported in these financial statements to the income (loss) reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Net income (loss) per financial statements	$2,324	$(39)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(232)	(577)
Provision for losses and doubtful accounts	(43)	(1)
Adjustments to revenues	(120)	283
Adjustments to gain on sales of assets	1,233	156
Other	68	(50)
Income (loss) per federal tax return (unaudited)	$3,230	$(228)

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the year.

Recent accounting pronouncements:

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. Management is currently evaluating the impact of this standard on the financial statements and related disclosure requirements.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

In August 2016, the FASB issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

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

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). The new standard provides a new transition method and practical expedient to simplify the application of the new leasing standard. Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated. Instead, a Company would initially apply the new lease requirements at the effective date, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. The new practical expedient allows lessors to avoid separating lease and associated nonlease components within a contract if certain criteria are met. If elected, lessors will be able to aggregate nonlease components that otherwise would be accounted for under the new revenue standard with the associated lease component if the following conditions are met (1) the timing and pattern of transfer of the nonlease component and the associated lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements. The Company plans to adopt this guidance on January 1, 2019 and will prospectively apply the new lease requirements and recognize a cumulative effect adjustment upon adoption. As part of the adoption, the Company has elected to apply the package of transitional practical expedients under which the Company will not reassess prior conclusions about lease identification, lease classification, and initial direct costs of existing leases as of the date of adoption. Under Topic 842, initial direct costs include only those incremental costs of a lease that would not have been incurred if the lease had not been executed. Therefore, only certain costs that the Company capitalized as initial direct costs under ASC Topic 840: Leases may be expensed as incurred under Topic 842. The Company expects an immaterial cumulative effect adjustment upon adoption. The Company plans to elect the lessor practical expedient to combine the lease and non-lease components. The Company expects that the lease components are the predominant component in the majority of its leasing arrangements and will account for the combined component as an operating lease under Topic 842. The Company currently does not believe the adoption will significantly affect the timing of the recognition of its combined lease and non-lease components.

In December 2018, the FASB issued Accounting Standards Update 2018-20, Narrow-Scope Improvements for Lessors (“ASU 2018-20”). The new standard includes amendments related to sales taxes and other similar taxes collected from lessees, lessor costs paid by a lessee and recognition of variable payments for contracts with lease and non-lease components. The effective date in this Update is the same as that of ASU 2016-02, which is for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company plans to adopt this guidance on January 1, 2019. The Company expects the adoption of ASU 2018-20 will have an immaterial impact on the Company’s financial statements and disclosures.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

effect recognized as of the date of adoption. This guidance was effective for the Company beginning on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements and disclosures as revenues calculated under the new guidelines were substantially the same as had previously been determined.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2018 and 2017, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2018	2017
Oil/Gas extraction	40%	35%
Rail transport	16%	*
Manufacturing	12%	20%
*	Less than 10%

During 2018 and 2017, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

Lessee	Type of Equipment	Percentage of Total Leasing and Lending Revenues
		2018	2017
Halliburton Overseas Limited	Marine vessel	37%	34%
GE Aviation	Manufacturing	13%	12%
Other	Other	13%	*
Cargill, Inc.	Material handling	11%	12%
The Kansas City Southern Railway Company	Transportation, rail	11%	11%
Signiture Brands, LLC	Food Processing	*	12%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2018, the terms of the notes are from 84 to 90 months with interest 18.00% per annum. The notes are secured by the equipment financed and have maturity dates in 2019 and 2020.

At December 31, 2018, two of the Company’s notes receivable were removed from non-accrual status. As of December 31, 2017, two of the Company’s notes receivable were on non-accrual status. Details are as follows, in thousands, except for the number of notes receivable and the interest rate.

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
1st quarter 2015	Impairment totaling $27 thousand was recorded.
3rd quarter 2015	Impairment totaling $23 thousand was recorded.
4th quarter 2015	Extend interest only payments through June 30, 2016.
Entire balance on the notes due on July 1, 2016.
1st quarter 2016	Impairment totaling $5 thousand was recorded.
3rd quarter 2016	Final payment due on January 1, 2017.
4th quarter 2016	All accounts are current under the forbearance agreement.
1st quarter 2017	Extend payment schedule through January 1, 2020. Notes mature on January 1, 2020.
2nd quarter 2017	Fair value adjustment totaling $14 thousand was recorded.
3rd quarter 2017	Fair value adjustment totaling $14 thousand was recorded.
1st quarter 2018	Notes removed from non-accrual status as of March 31, 2018

As of December 31, 2018, the minimum future payments receivable are as follows (in thousands):

Twelve months ending December 31, 2019	58
Less: portion representing unearned interest income	(58)
Notes receivable, net	$—

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
IDC amortization – notes receivable	$7	$3
IDC amortization – lease assets	50	71
Total	$57	$74

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2017	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2018
Net investment in operating leases	$27,926	$(3,443)	$(4,206)	$20,277
Net investment in direct financing leases	8	—	(3)	5
Assets held for sale or lease, net	1,389	1,074	—	2,463
Initial direct costs, net of accumulated amortization of $182 at December 31, 2018 and $235 at December 31, 2017	82	—	(50)	32
Total	$29,405	$(2,369)	$(4,259)	$22,777

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

Impairment of investments in leases:

The Company recorded fair value adjustments of $0 and $11 thousand, respectively, during 2018 and 2017, to reduce the cost basis of off-lease equipment.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $4.2 million and $4.7 million for the years ended December 31, 2018 and 2017, respectively. IDC amortization expense related to the Company’s operating leases totaled $50 thousand and $71 thousand for 2018 and 2017, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2011 through 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance December 31, 2018
Marine vessel	$19,410	$—	$—	$19,410
Manufacturing	7,836	—	—	7,836
Transportation, rail	8,575	—	(889)	7,686
Facility – other	5,084	—	—	5,084
Agriculture	2,112	—	—	2,112
Construction	2,590	—	(581)	2,009
Other	7,657	—	(5,674)	1,983
Research	2,250	—	(2,250)	—
	55,514	—	(9,394)	46,120
Less accumulated depreciation	(27,588)	(4,206)	5,951	(25,843)
Total	$27,926	$(4,206)	$(3,443)	$20,277

The average estimated residual value for assets on operating leases was 34% and 36% of the assets’ original cost at December 31, 2018 and 2017, respectively. There was an operating lease in non-accrual status at December 31, 2017.

Direct financing leases:

As of December 31, 2018 and 2017, investment in direct financing leases consists of various types of materials handling equipment.

The components of the Company’s investment in direct financing leases as of December 31, 2018, and 2017 (in thousands):

	Balance December 31, 2018	Balance December 31, 2017
Total minimum lease payments receivable	$6	$12
Estimated residual values of leased equipment (unguaranteed)	1	1
Investment in direct financing leases	7	13
Less unearned income	(2)	(5)
Net investment in direct financing leases	$5	$8

As of December 31, 2018 and 2017, there were no investments in direct financing leases in non-accrual status.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

At December 31, 2018, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2019	$2,571	$6	$2,577
2020	1,189	—	1,189
2021	884	—	884
2022	773	—	773
2023	48	—	48
Thereafter	64	—	64
	$5,529	$6	$5,535

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2018 and 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 50
Marine vessel	20 – 30
Aviation	15 – 20
Manufacturing	10 – 15
Agriculture	7 – 10
Construction	7 – 10
Materials handling	7 – 10
Transportation	7 – 10

6. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for Doubtful Accounts	Valuation Adjustments on Financing Receivables	Total Allowance for Credit Losses
	Operating Leases	Notes Receivable
Balance December 31, 2016	$45	$55	$100
Reversal of provision for credit losses	(1)	(43)	(44)
Balance December 31, 2017	44	12	56
(Reversal of) provision for credit losses	(44)	55	11
Balance December 31, 2018	$—	$67	$67

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

6. Allowance for credit losses: - (continued)

As of December 31, 2018 and 2017, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2018	Notes Receivable	Finance Leases
Allowance for credit losses:
Ending balance	$67	$—
Ending balance: individually evaluated for impairment	$67	$—
Ending balance: collectively evaluated for impairment	$—	$—
Financing receivables:
Ending balance	$—	$5
Ending balance: individually evaluated for impairment	$—	$5
Ending balance: collectively evaluated for impairment	$—	$—

December 31, 2017	Notes Receivable	Finance Leases
Allowance for credit losses:
Ending balance	$12	$—
Ending balance: individually evaluated for impairment	$12	$—
Ending balance: collectively evaluated for impairment	$—	$—
Financing receivables:
Ending balance	$127[1]	$8
Ending balance: individually evaluated for impairment	$127	$8
Ending balance: collectively evaluated for impairment	$—	$—
[1]	Includes $7 of unamortized initial direct costs.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

6. Allowance for credit losses: - (continued)

At December 31, 2018 and 2017, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2018	2017	2018	2017
Pass	$—	$58	$5	$8
Special mention	—	12	—	—
Substandard	—	50	—	—
Doubtful	67	—	—	—
Total	$67	$120	$5	$8

As of December 31, 2018, the Company’s impaired investment in financing receivables were as follows (in thousands):

	December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	67	67	67	—	—
Total	$67	$67	$67	$—	$—

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	12	12	12	34	—
Total	$12	$12	$12	$34	$—

At December 31, 2018 and 2017, the investment in financing receivables is aged as follows (in thousands):

December 31, 2018	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$67	$67	$—
Finance leases	—	—	—	—	5	5	—
Total	$—	$—	$—	$—	$72	$72	$—

December 31, 2017	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$120	$120	$—
Finance leases	—	—	—	—	8	8	—
Total	$—	$—	$—	$—	$128	$128	$—

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2018 and 2017 as follows (in thousands):

	2018	2017
Administrative costs reimbursed to Managing Member and/or affiliates	$801	$1,000
Asset management fees to Managing Member	258	360
Acquisition and initial direct costs paid to Managing Member	—	6
	$1,059	$1,366

8. Non-recourse debt:

At December 31, 2018, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 2.8% to 3.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2018, gross operating lease rentals totaled approximately $1.2 million over the remaining lease terms; and the carrying value of the pledged assets is $12.4 million. The notes mature at various dates from 2019 through 2020.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2019	$1,146	$16	$1,162
2020	45	—	45
	$1,191	$16	$1,207

9. Senior long-term debt:

As of December 31, 2018, the $2.1 million of senior long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of approximately $400 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation by the Fund.

10. Borrowing facilities:

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”), Institutional Leasing Sub Facility, and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of December 31, 2018, the Credit Facility is for an amount of $75.0 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of December 31, 2018 and 2017, borrowings under the Credit Facility were as follows (in thousands):

	2018	2017
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(2,250)
Amount borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(2,110)	(3,520)
Total remaining available under the working capital, acquisition and warehouse facilities	$72,890	$69,230

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2018, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

10. Borrowing facilities: - (continued)

As of December 31, 2018, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $21.3 million, 0.15 to 1 and 36.45 to 1, respectively, as of December 31, 2018. As such, as of December 31, 2018, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. As of December 31, 2018, the Company had no borrowing under the Credit Facility. As of December 31, 2017, the Company had borrowings totaling $2.3 million with an effective interest rates ranging from 3.72% to 3.82%. During the year ended December 31, 2017, the weighted average interest rate on borrowings was 3.62%.

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

As of December 31, 2018, the investment program participants were the Company, ATEL 14, LLC, ATEL 16, LLC and ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

11. Commitments:

At December 31, 2018, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

13. Members’ capital:

A total of 6,542,557 Units and 6,557,057 Units were issued and outstanding at December 31, 2018 and 2017, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2018 and 2017 were as follows (in thousands except Units and per Unit data):

	2018	2017
Distributions declared	$1,303	$5,891
Weighted average number of Units outstanding	6,544,057	6,564,381
Weighted average distributions per Unit	$0.20	$0.90

14. Fair value measurements:

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

At December 31, 2018, the Company’s warrants and investment securities were measured on a recurring basis. At December 31, 2017, only the Company’s warrants were measured on a recurring basis. During the same comparative years, the Company recorded non-recurring adjustments to reduce the cost basis of certain assets deemed impaired. Such non-recurring adjustments reduced the cost basis of off lease equipment and notes receivable during 2018 and 2017, respectively.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2018 and 2017, the calculated fair value of the Fund’s warrant portfolio approximated $376 thousand and $387 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis and classified as Level 3 are as follows (in thousands):

	2018	2017
Fair value of warrants at beginning of year	$387	$390
Unrealized loss on fair valuation of warrants	(11)	(3)
Fair value of warrants at end of year	$376	$387

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

Impaired notes receivable (non-recurring)

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans).

During the year ended December 31, 2018, and 2017 the Company had recorded $67 thousand and $0 thousand, respectively, of fair value adjustments relative to impaired notes.

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

The fair value of investment securities that were accounted for on a recurring basis as of the year ended December 31, 2018 and classified as Level 1 are as follows (in thousands):

Fair value of securities at the beginning of year	$101
Unrealized gain on fair valuation of securities	26
Fair value of investment securities at the end of year	127

Impaired off-lease equipment (non-recurring)

During the years ended December 31, 2018 and 2017, the Company recorded fair value adjustments totaling $0 and $11 thousand, respectively, to reduce the cost basis of certain-off lease equipment deemed impaired. The fair value adjustment recorded during the year ended December 31, 2017 was non-recurring and consisted of materials handling equipment. The impaired asset was subsequently sold during 2018.

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

	December 31, 2018	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Impaired notes receivable, net	$67	$—	$—	$—

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

14. Fair value measurements: - (continued)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2018 and 2017:

December 31, 2018
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $9.98
			Exercise price	$0.10 – $1,000.00
			Time to maturity (in years)	1.62 – 7.08
			Risk-free interest rate	2.46% – 2.59%
			Annualized volatility	35.36% – 91.94%

December 31, 2017
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 – $14.75
			Exercise price	$0.01 – $1,000.00
			Time to maturity (in years)	2.62 – 8.08
			Risk-free interest rate	1.94% – 2.36%
			Annualized volatility	35.35% – 84.08%

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

Investment in securities

The Company's purchased securities registered for public sale with readily determinable fair value are carried at fair value. These investment securities are valued based on their quoted market price.

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2018 and 2017 (in thousands):

	Fair Value Measurements at December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,716	$1,716	$—	$—	$1,716
Investment in securities	127	127	—	—	127
Warrants, fair value	376	—	—	376	376
Financial liabilities:
Non-recourse debt	1,191	—	—	1,187	1,187
Senior long-term debt	2,068	—	—	2,456	2,456

	Fair Value Measurements at December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$932	$932	$—	$—	$932
Notes receivable, net	115	—	—	115	115
Warrants, fair value	387	—	—	387	387
Financial liabilities:
Credit facility	2,250	—	—	2,250	2,250
Non-recourse debt	4,677	—	—	4,674	4,674
Senior long-term debt	2,068	—	—	2,379	2,379

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2018. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2018.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 68, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 65, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 60, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from

Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2018.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2018 and 2017 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Security Ownership of Certain Beneficial Owners

At December 31, 2018, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2018 and 2017, the Company incurred audit fees with its principal auditors totaling $83 thousand and $123 thousand, respectively.

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

(14.1)	Code of Ethics
(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2019

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC, (Managing Member)	March 15, 2019
/s/ Paritosh K. Choksi Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 15, 2019
/s/ Samuel Schussler Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 15, 2019

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.