Form 10-Q
period 2019-03-31
ATEL 15, LLC
filed 2019-05-13
CIK 1519117

```````````````````````````````

Form 10‑Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of  1934.

For the quarterly period ended March 31, 2019

☐Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the transition period from        to

Commission File number 000‑54931

ATEL 15, LLC

(Exact name of registrant as specified in its charter)

California	45‑1625956
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111

(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989‑8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Title of each class:	Trading Symbol	Name of each exchange on which registered:
N/A	N/A	N/A

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2019 was 6,542,557.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

MARCH 31, 2019 AND DECEMBER 31, 2018

(in thousands)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,547	$1,716
Accounts receivable, net	58	75
Due from Managing Member and affiliates	—	1
Investment in securities	315	144
Warrants, fair value	208	376
Equipment under operating leases, net	21,706	22,772
Prepaid expenses and other assets	15	30
Total assets	$24,849	$25,114

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	89	42
Other	482	463
Non-recourse debt	569	1,191
Senior long-term debt	2,068	2,068
Unearned operating lease income	243	61
Total liabilities	3,451	3,825

Commitments and contingencies

Members’ capital:
Other Members	21,398	21,289
Total Members’ capital	21,398	21,289
Total liabilities and Members’ capital	$24,849	$25,114

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS

ENDED MARCH 31, 2019 AND 2018

(in thousands except units and per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Leasing and lending activities:
Operating leases revenue, net	$1,420	$1,655
Interest on notes receivable	14	4
Gain on sale of operating lease assets and early termination of notes receivable	5	1,748
Unrealized gain on investment in securities	3	139
Other	6	4
Total revenues	1,448	3,550

Expenses:
Depreciation of operating lease assets	882	1,115
Asset management fees to Managing Member	70	211
Cost reimbursements to Managing Member and/or affiliates	160	237
Provision for (reversal of) credit losses	7	(56)
Amortization of initial direct costs	—	18
Interest expense	29	66
Professional fees	80	64
Outside services	26	37
Taxes on income and franchise fees	10	5
Freight and shipping	12	67
Storage fees	11	39
Other	44	54
Total expenses	1,331	1,857
Net income	$117	$1,693

Net income:
Managing Member	$1	$106
Other Members	116	1,587
	$117	$1,693

Net income per Limited Liability Company Unit (Other Members)	$0.02	$0.24
Weighted average number of Units outstanding	6,542,557	6,548,640

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(in thousands except units and per unit data)

		Amount
			Managing
	Units	Other Members	Member	Total
Balance December 31, 2017	6,557,057	$20,434	$—	$20,434
Repurchases of Units	(14,500)	(58)	—	(58)
Distributions to Other Members ($0.20 per Unit)	—	(1,303)	—	(1,303)
Distributions to Managing Member	—	—	(106)	(106)
Net income	—	1,587	106	1,693
Balance March 31, 2018 ( Unaudited)	6,542,557	$20,660	$—	$20,660

Balance December 31, 2018	6,542,557	$21,289	$—	$21,289
Distribution to Other Members ( $0.00 per unit )	—	(7)	—	(7)
Distributions to Managing Members	—	—	(1)	(1)
Net income	—	116	1	117
Balance March 31, 2019 (Unaudited)	6,542,557	$21,398	$—	$21,398

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
Operating activities:	2019	2018
Net income	$117	$1,693
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of equipment under operating lease and early termination of notes receivable	(5)	(1,748)
Depreciation of operating lease assets	882	1,115
Amortization of initial direct costs	—	18
Provision for (reversal of) credit losses	7	(56)
Unrealized loss (gain) on investment in securities	(3)	(139)
Changes in operating assets and liabilities:
Accounts receivable	10	38
Due from Managing Member and affiliates	1	—
Prepaid expenses and other assets	14	(10)
Due to Managing Member and affiliates	47	(50)
Accrued distributions to Other Members	—	(615)
Accounts payable, other	19	8
Accrued liabilities, affiliates	—	(216)
Unearned operating lease income	182	91
Net cash provided by operating activities	1,271	129

Investing activities:
Proceeds from sales of equipment under operating leases and early termination of notes	190	3,977
Principal payments received on notes receivable	—	35
Net cash provided by investing activities	190	4,012

Financing activities:
Repayments under non-recourse debt	(622)	(905)
Repayments under credit facility	—	(2,250)
Distributions to Other Members	(7)	(1,303)
Distributions to Managing Member	(1)	(106)
Repurchases of Units	—	(58)
Net cash used in financing activities	(630)	(4,622)
Net increase (decrease) in cash and cash equivalents	831	(481)
Cash and cash equivalents at beginning of period	1,716	932
Cash and cash equivalents at end of period	$2,547	$451

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$8	$38
Cash paid during the period for taxes	$17	$1
Conversion of warrants to equity securities	$168	$—

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

As of March 31, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $66.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,542,557 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10‑K for the year ended December 31, 2018, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2019 until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements or adjustments thereto.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The primary geographic region in which the Company seeks leasing and financing opportunities is North America. All of the Company’s current operating revenues for the three months ended March 31, 2019 and 2018, and long-lived tangible assets as of March 31, 2019 and December 31, 2018 relate to customers domiciled in the United States.

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

Financing receivables:

:In addition to the allowance established for delinquent accounts receivable, the total allowance related solely to financing receivables also includes anticipated impairment charges on notes receivable and direct financing leases.

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

The Fund’s investment in direct financing leases are included in other assets, with related revenues reflected on the income statement under other revenues. Direct financing lease amounts, and related disclosures, are immaterial as of  and for the quarter ended March 31, 2019.

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

Investment in securities:

From time to time, the Company may purchase securities of its borrowers in connection with its lending arrangements.

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $315 thousand and $144 thousand of purchased securities at March 31, 2019 and December 31, 2018, respectively. Based upon the Company’s review of its portfolio, unrealized gains of $3 thousand and $139 thousand were recorded for the respective three months ended March 31, 2019 and  2018.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. As of March 31, 2019 and December 31, 2018, the estimated fair value of the Company’s portfolio of warrants was $208 thousand and $376 thousand, respectively. During the first quarter of 2019, there was a net exercise of warrants in exchange for securities. No exercises of any kind occurred during the comparative prior year period.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in non-interest bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Fund’s cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from in various industries, related to equipment on operating leases.

Equipment under operating leases, net and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 360‑10‑35‑3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360‑10‑35‑43).

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

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally on terms from 36 to 120 months. The difference between rent received and rental revenue cognized is recorded as unearned operating lease income on the balance sheet. Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Initial direct costs:

With the adoption of ASU No. 2016-02 certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. In 2018 and prior, the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net income and distributions per Unit is based upon the weighted average number of Other Members Units outstanding during the period.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Recent accounting pronouncements:

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors. In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. Collectively referred to hereafter as ASU No. 2016-02, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract to control an asset (i.e., lessees and lessors). The Company does not have any non-cancelable leases where it is a lessee.

ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, we applied the package of practical expedients that has allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11, which has allowed us to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although we did not have an adjustment. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three months ended March 31, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of our leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in our financial statements and prior periods are not reclassified to conform to the current presentation.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326; however, it will be applicable to our note receivables and direct financing leases, if any. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance was adopted beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. As of March 31, 2019, the original terms of the notes receivable are 84 to 90 months and bear interest at 18.00% per annum. The notes are secured by the equipment financed. The notes mature in 2020.

As of March 31, 2019, the future minimum payments receivable are as follows (in thousands):

Nine months ending December 31, 2019	$43
Less: portion representing unearned interest income	(43)
Notes receivable, net	$—

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating leases for the three  months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
IDC amortization – notes receivable	$—	$3
IDC amortization – lease assets	—	15
Total	$—	$18

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

		Valuation
	Allowance for	Adjustments
	Doubtful	on Financing	Total
	Accounts	Receivables	Allowance for
	Operating Leases	Notes Receivable	Credit Losses
Balance December 31, 2017	$44	$12	$56
(Reversal of) provision for credit losses	(44)	(12)	(56)
Balance March 31, 2018	$—	$—	$—

Balance December 31, 2018	$—	$67	$67
Provision for credit losses	—	7	7
Balance March 31, 2019	$—	$74	$74

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of March 31, 2019 and December 31, 2018 were as follows (in thousands):

March 31, 2019	Notes Receivable
Allowance for credit losses:
Ending balance	$74
Ending balance: individually evaluated for impairment	$74

Financing receivables:
Ending balance	$—
Ending balance: individually evaluated for impairment	$—

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Notes
December 31, 2018	Receivable
Allowance for credit losses:
Ending balance	$67
Ending balance: individually evaluated for impairment	$67

Financing receivables:
Ending balance	$—
Ending balance: individually evaluated for impairment	$—

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2019 and December 31, 2018, the Company’s financing receivables and its related investments by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	March 31,	December 31,
	2019	2018
Pass	$—	$—
Special mention	—	—
Substandard	—	—
Doubtful	74	67
Total	$74	$67

As of March 31, 2019 and December 31, 2018, the Company’s impaired investment in financing receivables were as follows (in thousands):

	March 31, 2019
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Notes receivable	$—	—	$—	$—	$—
With an allowance recorded
Notes receivable	74	74	74	—	—
Total	$74	$74	$74	$—	$—

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	67	67	67	—	—
Total	$67	$67	$67	$—	$—

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2019 and December 31, 2018, investment in financing receivables is aged as follows (in thousands):

Recorded
						Total	Investment>90
	31‑60 Days	61‑90 Days	Greater Than	Total		Financing	Days and
March 31, 2019	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$74	$74	$—

Recorded
						Total	Investment>90
	31‑60 Days	61‑90 Days	Greater Than	Total		Financing	Days and
December 31, 2018	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$67	$67	$—

5. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications	Expense or	Balance
	December 31,	& Additions /	Amortization	March 31,
	2018	Dispositions	of Leases	2019
Equipment under operating leases, net	$20,277	$(765)	$(882)	$18,630
Assets held for sale or lease, net	2,463	581	—	3,044
Initial direct costs, net of accumulated amortization of $182 at March 31, 2019 and $182 at December 31, 2018	32	—	—	32
Total	$22,772	$(184)	$(882)	$21,706

Impairment of equipment under operating leases, net:

Depreciation expense are the following (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Depreciation of operating lease assets	$882	$1,115

For the respective three months ended March 31, 2019 and 2018, the Company did not record any impairment losses to reduce the cost basis of certain-off lease construction equipment to its fair value.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. Depreciation expense on the Company’s equipment was $882 thousand and $1.1 million for the respective three months ended March 31, 2019 and 2018. IDC amortization expense related to the Company’s operating leases totaled $0 and $18 thousand for the respective three months ended March 31, 2019 and 2018 (see Note 3).

All of the Company’s leased property was acquired beginning in December 2011 through April 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	March 31,
	2018	Additions	or Dispositions	2019
Marine vessel	$19,410	$—	$—	$19,410
Manufacturing	7,836	—	—	7,836
Transportation, rail	7,686	—	(975)	6,711
Facility – other	5,084	—	—	5,084
Agriculture	2,112	—	—	2,112
Construction	2,009	—	(234)	1,775
Other	1,983	—	(534)	1,449
	46,120	—	(1,743)	44,377
Less accumulated depreciation	(25,843)	(882)	978	(25,747)
Total	$20,277	$(882)	$(765)	$18,630

The average estimated residual value for assets on operating leases was 21% and 34% on the assets’ original cost on March 31, 2019 and December 31, 2018, respectively. There were no operating leases on non-accrual status as of March 31, 2019 and December 31, 2018.

Direct financing leases:

Such amounts are included in other assets, with related revenues reflected on the income statement under other revenues. Direct financing lease amounts, and related disclosures, are immaterial as of and for both the quarter ended March 31, 2019 and the year ended December 31, 2018.

There were no investments in direct financing leases in non-accrual status at March 31, 2019 and December 31, 2018.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2019, the aggregate amounts of future minimum operating lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2019	$2,247
Year ending December 31, 2020	2,309
2021	2,004
2022	1,869
2023	1,142
2024	235
Thereafter	16
$9,822

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 50
Marine vessel	20 – 30
Manufacturing	10 – 15
Agriculture	7 – 10
Construction	7 – 10
Facility - other	7 - 10
Other	7 - 10

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

During the respective three months ended March 31, 2019 and 2018, the Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Administrative costs reimbursed to Managing Member and/or affiliates	$160	$237
Asset management fees to Managing Member	70	211
	$230	$448

7. Non-recourse debt:

At March 31, 2019 and December 31, 2018, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 2.80% to 3.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2019, gross operating lease rentals and future payments on direct financing leases totaled approximately $5.7 million over the remaining lease terms and the carrying value of the pledged assets is $11.5 million. The notes mature from 2019 through 2020.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2019	$524	$8	$532
Year ending December 31, 2020	$45	$—	$45
	$569	$8	$577

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. Long-term debt:

As of March 31, 2019 and December 31, 2018, the $2.1 million of long-term debt consists of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The note bears interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. The full pro rata principal amount of $2.1 million plus all outstanding accrued and unpaid interest of $419 thousand shall be paid in one payment of $2.5 million due on May 25, 2019. The note is recourse to the residual value of the vessel which is expected to be well in excess of the note amount. In addition, the lender has recourse to the Fund’s general assets up to $2.5 million. The note does not contain any material financial covenants and is guaranteed as a senior obligation of the Fund.

9. Borrowing facilities:

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”), Institutional Leasing Sub Facility, and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of March 31, 2019, the Credit Facility is for an amount of $75.0 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of March 31, 2019 and December 31, 2018, borrowings under the Credit Facility were as follows (in thousands):

	March 31,	December 31,
	2019	2018
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by affiliated partnerships and limited liability companies under the
working capital, acquisition and warehouse facilities	(1,495)	(2,110)
Total remaining available under the working capital, acquisition and warehouse facilities	$73,505	$72,890

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2019, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2019, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $21.3 million, 0.12 to 1, and 34.14 to 1, respectively, as of March 31, 2019. As such, as of March 31, 2019, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1‑, 2‑, 3‑ or 6‑month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility.

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

As of March 31, 2019, the investment program participants were the Company, ATEL 14, LLC, ATEL 16, LLC and ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

There were no borrowings under the Warehouse Facility as of March 31, 2019 and December 31, 2018.

10. Commitments:

At March 31, 2019, there were no commitments to fund investments in notes receivable and to purchase lease assets.

11. Members’ Capital:

A total of 6,542,557 Units were issued and outstanding at both March 31, 2019 and December 31, 2018, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Distributions to the Other Members for the three months ended March 31, 2019 and 2018 were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended
	March 31,
	2019	2018
Distributions declared	$7	$1,303
Weighted average number of Units outstanding	6,542,557	6,548,640
Weighted average distributions per Unit	$0.00	$0.20

12. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2019 and 2018, the Company’s investment in securities and warrants were measured on a recurring basis. At December 31, 2018, only the Company’s warrants were measured on a recurring basis. In addition, certain notes receivable deemed impaired were measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio approximated at $208 thousand and $376 thousand at March 31, 2019 and December 31, 2018, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis classified as Level 3 are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Fair value of warrants at beginning of year	$376	$387
Warrants converted to securities	(168)	—
Fair value of warrants at end of year	$208	$387

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The fair value of investment securities that were accounted for on a recurring basis as of the three months ended March 31, 2019 and classified as Level 1 are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Fair value of securities at the beginning of period	$101	$101
Unrealized gains on fair valuation of securities	(10)	139
Fair value of investment securities at the end of period	$91	$240

Impaired off-lease equipment (non-recurring)

During the three months ended March 31, 2019 and 2018, the Company had no recorded fair value adjustments to reduce the cost basis of certain-off lease construction equipment (assets) deemed impaired.

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at March 31, 2019 and December 31, 2018:

March 31, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.12- $12.92
			Exercise price	$0.10 - $1,000.00
			Time to maturity (in years)	1.37 - 6.83
			Risk-free interest rate	2.21% - 2.36%
			Annualized volatility	36.87% - 96.59%

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 - $9.98
			Exercise price	$0.10 - $1,000.00
			Time to maturity (in years)	1.62 - 7.08
			Risk-free interest rate	2.46% - 2.59%
			Annualized volatility	35.36% - 91.94%

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at March 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,547	$2,547	$—	$—	$2,547
Investment in securities	91	91	—	—	91
Warrants, fair value	208	—	—	208	208

Financial liabilities:
Non-recourse debt	569	—	—	567	567
Senior long-term debt	2,068	—	—	2,482	2,482

	Fair Value Measurements at December 31, 2018
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,716	$1,716	$—	$—	$1,716
Investment in securities	127	127	—	—	127
Warrants, fair value	376	—	—	376	376

Financial liabilities:
Non-recourse debt	1,191	—	—	1,187	1,187
Senior long-term debt	2,068	—	—	2,456	2,456

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

As of March 31, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $66.0 million (inclusive of the $500 initial Member’s capital investment) had been received. As of the same date, 6,542,557 Units were issued and outstanding.

Results of Operations

The three months ended March 31, 2019 versus the three months ended March 31, 2018

The Company had net income of $117 thousand and of $1.7 million for the three months ended March 31, 2019 and 2018, respectively. The results for the first quarter of 2019 reflect decreases in both revenues and operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2019 decreased by $2.1 million, or 59%, as compared to the prior year period. Such decrease was largely due to a $1.7 million, decrease in gain on sale of operating lease assets, mainly the result of change in the volume and mix of assets sold; a $235 thousand, or 14%, reduction in net operating lease revenues, the result of portfolio run off and disposition of lease assets and an increase in the provision for credit losses; and a $136 thousand, or 98% decrease in unrealized gain on investment in securities.

Expenses

Total expenses for the first quarter of 2019 decreased by $526 thousand, or 28%, as compared to the prior year period. The net decrease in total expenses was primarily the result of a $233 thousand, or 21%, decrease in depreciation of equipment under operating leases, a result of portfolio run-off and sales of lease aseets; a $141 thousand, or 67%, decrease in asset management fees to Managing Member, due to a decrease in managed assets and related revenues; a $77 thousand, or 32%, decrease in cost reimbursements to Managing Member and/or affiliates, offset, in part, by a $63 thousand, or 113%, increase in provision for credit losses, a direct result of an increase in amounts reserved as uncollectible.

Capital Resources and Liquidity

The Company’s cash and cash equivalents totaled $2.5 million and $1.7 million at March 31, 2019 and December 31, 2018, respectively. The liquidity of the Company will vary in the future, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$1,271	$129
Investing activities	190	4,012
Financing activities	(630)	(4,622)
Net increase (decrease) in cash and cash equivalents	$831	$(481)

The three months ended March 31, 2019 versus the three months ended March 31, 2018

During the three months ended March 31, 2019 and 2018, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts and investments in notes receivable. The Company realized a total of $190  thousand and $4.0 million of proceeds from sales of lease assets during the first quarter of 2019 and 2018, respectively. The Company received principal payments on notes receivable of  $0 and $35 thousand for the three months ended March 31, 2019 and 2018.

During the same comparative periods, cash was primarily used to pay non-recourse debt, distribution and fund investments in notes receivable. Distributions paid to Other Members and the Managing Member totaled $8 thousand and $1.4 million for the respective three months ended March 31, 2019 and 2018. Cash used to pay down non-recourse debt totaled $622 thousand and $905 thousand for the same respective periods. In addition, cash was used to pay invoices related to management fees and expenses, and other payables.

Revolving credit facility

Effective May 25, 2012, the Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”), Institutional Leasing Sub Facility, and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate. As of March 31, 2019, the Credit Facility is for an amount of $75.0 million and has been extended to June 30, 2019. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of March 31, 2019. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of March 31, 2019, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $21.3 million, 0.12 to 1, and 34.14 to 1, respectively, as of March 31, 2019. As such, as of March 31, 2019, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended March 31, 2019 (in thousands):

Net income	$748
Interest expense	152
Depreciation of operating lease assets	3,973
Amort of IDC	39
Provision ( Reversal of provision ) for credit losses	74
Provision for loss on investment in securities	153
Unrealized gain on fair valuation of warrants	11
Principal payments received on direct financing leases	4
Principal payments received on notes receivable	35
EBITDA (for Credit Facility financial covenant calculation only)	$5,189

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through March 31, 2019.

Cash distributions were made by the Fund to Unitholders of record as of December 31, 2018 and paid through March 31, 2019. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2019 (in thousands, except as to Units and per Unit data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit(2)	Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951		—		5,951		0.90	6,612,560
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	5,934		—		5,934		0.90	6,606,921
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	5,892		—		5,892		0.90	6,567,800
Dec 2017 – Feb 2019	Jan 2018 – Feb 2019	7		—		7		—	6,554,450
		$29,100		$—		$29,100		$5.27

Source of distributions
Lease and loan payments and sales proceeds received		$29,100	100.00%	$—	0.00%	$29,100	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$29,100	100.00%	$—	0.00%	$29,100	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See "Timing and Method of Distributions" on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)

Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, December 1, 2015 to November 30, 2016, December 1, 2016 to November 30, 2017 and December 1, 2017 to February 28, 2019, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2019, there were no commitments to fund investments in notes receivable and to purchase lease assets.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the Company’s significant accounting policies since December 31, 2018.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 10, 2019

ATEL 15, LLC

(Registrant)

		By:	ATEL Financial Services, LLC
Managing Member of Registrant
By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Samuel Schussler
Samuel Schussler
Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)