Form 10-Q
period 2019-06-30
ATEL 15, LLC
filed 2019-08-14
CIK 1519117

```````````````````````````````

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of  1934.

For the quarterly period ended June 30, 2019

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

The number of Limited Liability Company Units outstanding as of July 31, 2019 was 6,542,557.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

JUNE 30, 2019 AND DECEMBER 31, 2018

(in thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,820	$1,716
Accounts receivable, net	31	75
Due from Managing Member and affiliates	—	1
Investment in securities	320	144
Warrants, fair value	195	376
Equipment under operating leases, net	20,740	22,777
Prepaid expenses and other assets	7	25
Total assets	$25,113	$25,114

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$33	$42
Other	82	463
Non-recourse debt	4,838	1,191
Senior long-term debt	—	2,068
Unearned operating lease income	101	61
Total liabilities	5,054	3,825

Commitments and contingencies

Members’ capital:
Other Members	20,059	21,289
Total Members’ capital	20,059	21,289
Total liabilities and Members’ capital	$25,113	$25,114

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(in thousands except units and per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Leasing and lending activities:
Operating leases revenue, net	$1,080	$1,694	$2,500	$3,349
Interest on notes receivable	13	14	27	18
(Loss) gain on sale of operating lease assets and early termination of notes receivable	(6)	(51)	(1)	1,697
Unrealized gain (loss) on investment in securities	5	(48)	8	91
Unrealized loss on fair value adjustment for warrants	(13)	(2)	(13)	(2)
Other	585	140	591	144
Total revenues	1,664	1,747	3,112	5,297

Expenses:
Depreciation of operating lease assets	909	1,094	1,791	2,209
Asset management fees to Managing Member	35	(63)	105	148
Cost reimbursements to Managing Member and/or affiliates	132	220	292	457
Provision for (reversal of) credit losses	23	—	30	(56)
Impairment losses on investment in securities	—	16	—	16
Amortization of initial direct costs	—	16	—	34
Interest expense	34	47	63	113
Professional fees	50	27	130	91
Outside services	16	19	42	56
Taxes on income and franchise fees	121	5	131	7
Freight and shipping	17	—	29	67
Railcar maintenance	9	14	19	22
Other	59	28	104	116
Total expenses	1,405	1,423	2,736	3,280
Net income	$259	$324	$376	$2,017

Net income:
Managing Member	$119	$—	$120	$106
Other Members	140	324	256	1,911
	$259	$324	$376	$2,017

Net income per Limited Liability Company Unit (Other Members)	$0.02	$0.05	$0.04	$0.29
Weighted average number of Units outstanding	6,542,557	6,542,557	6,542,557	6,545,582

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(in thousands except units and per unit data)

(Unaudited)

	Three Months Ended June 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance March 31, 2019	6,542,557	$21,398	$—	$21,398
Distributions to Other Members ( $0.23 per Unit)	—	(1,479)	—	(1,479)
Distributions to Managing Member	—	—	(119)	(119)
Net income	—	140	119	259
Balance June 30, 2019	6,542,557	$20,059	$—	$20,059

	Six Months Ended June 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance of December 31, 2018	6,542,557	$21,289	$—	$21,289
Distributions to Other Members ( $0.23 per unit)	—	(1,486)	—	(1,486)
Distributions to Managing Member	—	—	(120)	(120)
Net income	—	256	120	376
Balance June 30, 2019	6,542,557	$20,059	$—	$20,059

	Three Months Ended June 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance March 31, 2018	6,542,557	$20,660	$—	$20,660
Repurchases of Units	—	(2)	—	(2)
Net income	—	324	—	324
Balance June 30, 2018	6,542,557	$20,982	$—	$20,982

	Six Months Ended June 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2017	6,557,057	$20,434	$—	$20,434
Repurchases of Units	(14,500)	(60)	—	(60)
Distributions to Other Members ( $0.20 per Unit)	—	(1,303)	—	(1,303)
Distributions to Managing Member	—	—	(106)	(106)
Net income	—	1,911	106	2,017
Balance June 30, 2018	6,542,557	$20,982	$—	$20,982

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating activities:
Net income	$259	$324	$376	$2,017
Adjustment to reconcile net income to cash provided by operating activities:
Loss (gain) on sales of equipment under operating lease	6	51	1	(1,697)
Depreciation of operating lease assets	909	1,094	1,791	2,209
Amortization of initial direct costs	—	16	—	34
Provision for (reversal of) credit losses	23	—	30	(56)
Impairment losses on investment in securities	—	16	—	16
Unrealized (gain) loss on fair value adjustment for investment in securities	(5)	48	(8)	(91)
Unrealized loss on fair value adjustment for warrants	13	2	13	2
Changes in operating assets and liabilities:
Accounts receivable	4	12	14	50
Due from Managing Member and affiliates	—	—	1	—
Prepaid expenses and other assets	7	—	21	(10)
Due to Managing Member and affiliates	(56)	(63)	(9)	(113)
Accrued distributions to Other Members	—	—	—	(615)
Accounts payable, other	(400)	(96)	(381)	(88)
Accrued liabilities, affiliates	—	(27)	—	(243)
Unearned operating lease income	(142)	(156)	40	(65)
Net cash provided by operating activities	618	1,221	1,889	1,350

Investing activities:
Purchase of securities	—	(2)	—	(2)
Proceeds from sales of equipment under operating leases and early termination of notes	50	87	240	4,064
Principal payments received on direct financing leases	2	—	2	—
Principal payments received on notes receivable	—	26	—	61
Net cash provided by investing activities	52	111	242	4,123

Financing activities:
Borrowing under non-recourse debt	4,624	—	4,624	—
Repayments under non-recourse debt	(355)	(901)	(977)	(1,806)
Repayment under credit facility	(2,068)	—	(2,068)	(2,250)
Distributions to Other Members	(1,479)	—	(1,486)	(1,303)
Distributions to Managing Member	(119)	—	(120)	(106)
Repurchases of Units	—	(2)	—	(60)
Net cash provided by (used in) financing activities	603	(903)	(27)	(5,525)
Net increase (decrease) in cash and cash equivalents	1,273	429	2,104	(52)
Cash and cash equivalents at beginning of period	2,547	451	1,716	932
Cash and cash equivalents at end of period	$3,820	$880	$3,820	$880

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$21	$37	$29	$75
Cash paid during the period for taxes	$104	$12	$121	$13
Conversion of warrants to equity securities	$—	$—	$168	$—

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

As of June 30, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $66.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,542,557 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2019 until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements or adjustments thereto.

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

The primary geographic region in which the Company seeks leasing and financing opportunities is North America. All of the Company’s current operating revenues for the three and six months ended June 30, 2019 and 2018, and long-lived tangible assets as of June 30, 2019 and December 31, 2018 relate to customers domiciled in the United States.

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

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $320 thousand and $144 thousand of purchased securities at June 30, 2019 and December 31, 2018, respectively. Based upon the Company’s review of its portfolio, unrealized gains of $5 thousand and $8 thousand were recorded for the respective three and six months ended June 30, 2019, and unrealized losses of $48 thousand  and unrealized gains of $91 were recorded for the respective three and six months ended June 30, 2018.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. As of June 30, 2019 and December 31, 2018, the estimated fair value of the Company’s portfolio of warrants was $195 thousand and $376 thousand, respectively. During the respective three months and six months ended June 30, 2019 and 2018, the Company recorded unrealized losses of $13 thousand and $2 thousand on fair valuation of its warrants.  There was a net exercise of warrants in exchange for securities in the first quarter. No exercises of any kind occurred during the comparative prior year period.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Recent accounting pronouncements:

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases Topic 842: Targeted Improvements.  In December 2018, the FASB issued ASU No. 2018-20, Leases Topic 842, Narrow-Scope Improvements for Lessors. In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. Collectively referred to hereafter as ASU No. 2016-02, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract to control an asset (i.e., lessees and lessors). The Company does not have any non-cancelable leases where it is a lessee.

ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, the Company applied the package of practical expedients that has allowed the Company to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, the Company applied the optional transition method in ASU No. 2018-11, which has allowed the Company to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although the Company did not have an adjustment. Additionally, the Company’s leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in the Company’s financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three months ended June 30, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the financial statements and prior periods are not reclassified to conform to the current presentation.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326; however, it will be applicable to the note receivables and direct financing leases, if any. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. As of June 30, 2019, the original terms of the notes receivable are 84 to 90 months and bear interest at 18.00% per annum. The notes are secured by the equipment financed. The notes mature in 2020.

As of June 30, 2019, the future minimum payments receivable are as follows (in thousands):

Six months ending December 31, 2019	$29
Less: portion representing unearned interest income	(29)
Notes receivable, net	$—

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating leases for the three months and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
IDC amortization – notes receivable	$—	$3	$—	$6
IDC amortization – lease assets	—	13	—	28
Total	$—	$16	$—	$34

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

		Valuation
	Allowance for	Adjustments
	Doubtful	on Financing	Total
	Accounts	Receivables	Allowance for
	Operating Leases	Notes Receivable	Credit Losses
Balance December 31, 2017	$44	$12	$56
Reversal of provision for credit losses	(44)	(12)	(56)
Balance June 30, 2018	$—	$—	$—

Balance December 31, 2018	$—	$67	$67
Provision for (reversal of) credit losses	17	13	30
Write-off	—	(80)	(80)
Balance June 30, 2019	$17	$—	$17

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of June 30, 2019 was zero and December 31, 2018 were as follows (in thousands):

Notes
December 31, 2018	Receivable
Allowance for credit losses:
Ending balance	$67
Ending balance: individually evaluated for impairment	$67
Ending balance: collectively evaluated for impairment	$—

Financing receivables:
Ending balance	$—
Ending balance: individually evaluated for impairment	$—
Ending balance: collectively evaluated for impairment	$—

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

As of June 30, 2019 and December 31, 2018, the Company’s financing receivables and its related investments by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	June 30,	December 31,
	2019	2018
Pass	$—	$—
Special mention	—	—
Substandard	—	—
Doubtful	—	67
Total	$—	$67

As of June 30, 2019, there were no impaired investment in financing receivables and as of December 31, 2018, the Company’s impaired investment in financing receivables were as follows (in thousands):

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	67	67	67	—	—
Total	$67	$67	$67	$—	$—

As of June 30, 2019, there  were no aged investment in financing  receivables and as of December 31, 2018, investment in financing receivables is aged as follows (in thousands):

Recorded
						Total	Investment>90
	31‑60 Days	61‑90 Days	Greater Than	Total		Financing	Days and
December 31, 2018	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$67	$67	$—

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

5. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications	Expense or	Balance
	December 31,	& Additions /	Amortization	June 30,
	2018	Dispositions	of Leases	2019
Equipment under operating leases, net	$20,277	$(1,719)	$(1,791)	$16,767
Net investment in direct financing leases	5	(5)	—	—
Assets held for sale or lease, net	2,463	1,478	—	3,941
Initial direct costs, net of accumulated amortization of $182 at June 30, 2019 and $182 at December 31, 2018	32	—	—	32
Total	$22,777	$(246)	$(1,791)	$20,740

Impairment of equipment under operating leases, net:

Depreciation expense are the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Depreciation of operating lease assets	$909	$1,094	$1,791	$2,209

For the respective three and six months ended June 30, 2019 and 2018, the Company did not record any impairment losses.

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

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. IDC amortization expense related to the Company’s operating leases was $0 for both three and six months ended June 30, 2019, and was $16 thousand for both three and six months ended June 30, 2018 (see Note 3).

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

All of the Company’s leased property was acquired beginning in December 2011 through April 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	June 30,
	2018	Additions	or Dispositions	2019
Marine vessel	$19,410	$—	$—	$19,410
Manufacturing	7,836	—	—	7,836
Transportation, rail	7,686	—	(2,591)	5,095
Facility – other	5,084	—	—	5,084
Agriculture	2,112	—		2,112
Construction	2,009	—		2,009
Other	1,983	—	(770)	1,213
	46,120	—	(3,361)	42,759
Less accumulated depreciation	(25,843)	(1,791)	1,642	(25,992)
Total	$20,277	$(1,791)	$(1,719)	$16,767

The average estimated residual value for assets on operating leases was 20% and 34% on the assets’ original cost on June 30, 2019 and December 31, 2018, respectively. There were no operating leases on non-accrual status as of June 30, 2019 and 2018.

Direct financing leases:

Such amounts are included in other assets, with related revenues reflected on the income statement under other revenues. Direct financing lease amounts, and related disclosures, are immaterial as of and for both the quarter ended June 30, 2019 and the year ended December 31, 2018.

There were no investments in direct financing leases in non-accrual status at June 30, 2019 and December 31, 2018.

As June 30, 2019, the aggregate amounts of future minimum operating lease payments receivable are as follows ( in thousands):

Operating
Leases
Six months ending December 31, 2019	$1,544
Year ending December 31, 2020	2,342
2021	2,037
2022	1,902
2023	1,176
2024	254
Thereafter	16
$9,271

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

During the respective three and six months ended June 30, 2019 and 2018, the Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Administrative costs reimbursed to Managing Member and/or affiliates	$132	$220	$292	$457
Asset management fees to Managing Member	35	(63)	105	148
	$167	$157	$397	$605

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Non-recourse debt:

At June 30, 2019, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.40% to 3.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2019, gross operating lease rentals and future payments on direct financing leases totaled approximately $5.2 million over the remaining lease terms and the carrying value of the pledged assets is $11.2 million. The notes mature from 2019 through 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2019	$770	$77	$847
Year ending December 31, 2020	959	123	1,082
Year ending December 31, 2021	946	91	1,037
Year ending December 31, 2022	979	58	1,037
Year ending December 31, 2023	1,012	25	1,037
Year ending December 31, 2024	172	1	173
Total	$4,838	$375	$5,213

8. Senior long-term debt:

As of December 31, 2018, $2.1 million of senior long-term debt consisted of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The note bore interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. On May 20, 2019,  a  non-recourse promissory note approximating $9.2 million was executed. The non-recourse promissory note was split evenly between the Fund and its affiliate, ATEL 14, LLC for $4.6 million and were used to pay off the senior long-term debt. The note bore interest at a fixed rate of 3.4% per annum. The non-recourse promissory note is to be serviced by the cash flows generated under a renewed bareboat charter.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

9. Borrowing facilities:

The Company is party to a $75 million revolving credit facility (the “Credit Facility”), with a syndicate of financial institutions as lenders.  Other parties to the Credit Facility include ATEL Capital Group and certain subsidiaries and affiliated funds.  Set to expire on June 30, 2019, the Credit Facility was temporarily extended while an amendment was finalized reducing the availability to $55 million with a scheduled expiration of June 30, 2021. The joint Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility.

The lending syndicate providing the Credit Facility has a blanket lien on all of the participant’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of June 30, 2019 and December 31, 2018, the total ATEL Capital Group and subsidiaries and affiliated funds borrowings under the Credit Facility were as follows (in thousands):

	June 30,	December 31,
	2019	2018
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by affiliated partnerships and limited liability companies under the
working capital, acquisition and warehouse facilities	(880)	(2,110)
Total remaining available under the working capital, acquisition and warehouse facilities	$74,120	$72,890

The Company and its affiliates paid an annual commitment fee to have access to this line of credit. And, as of June 30, 2019, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility during the tenure of participation.

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1‑, 2‑, 3‑ or 6‑month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility.

Warehouse facility

To hold the assets under the Warehousing Facility prior to allocation to specific investor programs, a Warehousing Trust must have been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2019, the investment program participants were ATEL 15, LLC, ATEL 16, LLC and ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility.

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

10. Commitments:

At June 30, 2019, there were no commitments to purchase lease assets and to fund investments in notes receivable.

11. Members’ Capital:

A total of 6,542,557 Units were issued and outstanding at June 30, 2019 , including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Distributions declared	$1,479	$—	$1,486	$1,303
Weighted average number of Units outstanding	6,542,557	6,542,557	6,542,557	6,545,582
Weighted average distributions per Unit	$0.23	$—	$0.23	$0.20

12. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At June 30, 2019, the Company’s investment in securities and warrants were measured on a recurring basis. At December 31, 2018, only the Company’s warrants were measured on a recurring basis. In addition, certain notes receivable deemed impaired were measured at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio approximated at $195 thousand and $376 thousand at June 30, 2019 and December 31, 2018, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis classified as Level 3 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fair value of warrants at beginning of period	$208	$387	$376	$387
Unrealized loss on fair market valuation of warrants	(13)	(2)	(13)	(2)
Warrants converted to securities	—	—	(168)	—
Fair value of warrants at end of period	$195	$385	$195	$385

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

The fair value of investment securities that were accounted for on a recurring basis as of the three and six months ended June 30, 2019 and classified as Level 1 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Fair value of securities at the beginning of period	$91	$240	$101	$101
Unrealized gains on fair valuation of securities	4	(48)	(6)	91
Fair value of investment securities at the end of period	$95	$192	$95	$192

Impaired off-lease equipment (non-recurring)

During the three and six months ended June 30, 2019 and 2018, the Company had no recorded fair value adjustments to reduce the cost basis of certain-off lease construction equipment (assets) deemed impaired.

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

During the six months ended June 30, 2019, the Company recorded fair value adjustment totaling $13 thousand relative to two impaired notes. During the year ended December 31, 2018, the Company recorded fair value adjustments totaling $67 thousand relative to six impaired notes.

The fair value adjustments recorded in both years were non-recurring and were based upon an estimated valuation of underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. The valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2019 and December 31, 2018:

June 30, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.12- $12.92
			Exercise price	$0.10 - $1,000.00
			Time to maturity (in years)	1.12 - 6.58
			Risk-free interest rate	1.75% - 1.93%
			Annualized volatility	35.36% - 96.59%

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 - $9.98
			Exercise price	$0.10 - $1,000.00
			Time to maturity (in years)	1.62 - 7.08
			Risk-free interest rate	2.46% - 2.596%
			Annualized volatility	35.36% - 91.94%

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at June 30, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,820	$3,820	$—	$—	$3,820
Investment in securities	95	95	—	—	95
Warrants, fair value	195	—	—	195	195

Financial liabilities:
Non-recourse debt	4,838	—	—	4,885	4,885

	Fair Value Measurements at December 31, 2018
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,716	$1,716	$—	$—	$1,716
Investment in securities	127	127	—	—	127
Warrants, fair value	376	—	—	376	376

Financial liabilities:
Non-recourse debt	1,191	—	—	1,187	1,187
Senior long-term debt	2,068	—	—	2,456	2,456

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

As of June 30, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $66.0 million (inclusive of the $500 initial Member’s capital investment) had been received. As of the same date, 6,542,557 Units were issued and outstanding.

Results of Operations

The Fund had net income of $259 thousand and $376 thousand for the three and six months ended June 30, 2019.

Total revenues for the quarter were $1.7 million and a cumulative $3.1 million for the year to date. The main drivers of such revenues were from operating lease rents and a termination settlement in favor of the fund recorded as other income during the second quarter.  Operating lease rents for the quarter were $1.1 million and $2.5 million for the year to date period.  This trend is indicative of a Fund in its operating stage where lease assets mostly continue in revenue generating deployment until scheduled or early lease termination offers an ability for renewal, re-marketing or disposition or disposition of the leased asset.

Total operating expenses for the quarter were $1.4 million and a cumulative $2.7 million for the year to date.  The main components of these operating expenses represent depreciation of operating lease assets, cost reimbursements to managing member and/or affiliates, asset management fees to the managing member, railcar maintenance, interest expense and professional fees. Depreciation of operating lease assets for the quarter was $909 thousand and $1.8 million for the year to date period.  This trend is consistent with Fund in its operating stage where lease assets are mostly in service and in the midst of their respective normal useful and depreciable lives.  Cost reimbursements to managing member and/or affiliates were  $132 thousand and $292 thousand for the respective three and six months periods ended June 30, 2019 and were reflective of consistent baseline allocations of common costs among the Fund and its affiliates. Asset management fees to the managing member are calculated based upon gross operating revenues and cash from sale or refinancing of lease assets and, while indicative of the consistency of such relationship, amounted to  $35 thousand and a cumulative $105 thousand for the year to date.  Railcar maintenance charges reflect costs incurred by third party managers in providing for the general upkeep of the Fund’s railcar fleet. Amounts expensed for the quarter $9 thousand and year to date $19 thousand periods represent an expected consistency. Interest expense recorded in non-recourse, as well as the Fund’s participation in a joint credit facility with certain affiliated Funds was incurred to acquire lease assets. Expense amounts incurred as professional fees $50 thousand and $130 thousand for the respective periods represent direct Fund 15 – specific core costs of preparation, printing, filing and distribution of annual Form 1065 tax and shareholder reports on Form K-1.  In addition, such costs also include costs attributable to the annual/quarterly tax preparation, valuation reports and mandated periodic regulatory filings with the SEC.

Regularly scheduled distributions declared and/or paid during the current three-  and  six-month periods totaled both $1.6 million.

Cash balances increased by $1.3 million and $2.1 million during the current quarter and year to date period, respectively. This was mainly the result of the aforementioned items of net income, renewed non-recourse proceeds, gain on sales of lease assets impacted by the proceeds from sales of lease and early termination of notes of $37 thousand and $227 thousand during the respective quarter and year to date periods; and the likewise paydowns of assorted obligations of debt.

Compliance with debt covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of June 30, 2019. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of June 30, 2019, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $20.1 million, 0.24 to 1, and 34.70 to 1, respectively, as of June 30, 2019. As such, as of June 30, 2019, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net loss to EBITDA, as defined in the loan agreement, for the twelve months ended June 30, 2019 (in thousands):

Net income	$683
Interest expense	139
Depreciation of operating lease assets	3,788
Amortization of IDC	23
Provision ( Reversal of provision ) for credit losses	97
Provision for loss on investment in securities	58
Unrealized gain on fair valuation of warrants	22
Principal payments received on direct financing leases	4
Principal payments received on notes receivable	9
EBITDA (for Credit Facility financial covenant calculation only)	$4,823

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through June 30, 2019.

Cash distributions were made by the Fund to Unitholders of record as of December 31, 2018 and paid through June 30, 2019. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital.

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

As net cash flows from operations are anticipated to fluctuate during the remaining life of the Fund, distributions will only be paid on an annual basis beginning with March of 2018. A distribution equal to 9% of the total original capital contribution was paid in June 2019.

The remaining amount to be distributed for 2019 will be determined in December 2019 and paid in January 2020. The amount of all future distributions is dependent upon the timing of lease payments, renewals and asset sales, which will vary during the year. The following table summarizes distribution activity for the Fund from inception through June 30, 2019 (in thousands, except as to Units and per Unit data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit(2)	Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951		—		5,951		0.90	6,612,560
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	5,934		—		5,934		0.90	6,606,921
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	5,892		—		5,892		0.90	6,567,800
Dec 2017 – Feb 2018	Jan 2018 – Dec 2018	1,918		—		1,918		0.29	6,554,450
Mar 2018 - Jun 2019	Jan 2019 - Jun 2019	1,486		—		1,486		0.23	6,542,557
		$32,497		$—		$32,497		$5.79

Source of distributions
Lease and loan payments and sales proceeds received		$32,497	100.00%	$—	0.00%	$32,497	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$32,497	100.00%	$—	0.00%	$32,497	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See "Timing and Method of Distributions" on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)

Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, December 1, 2015 to November 30, 2016, December 1, 2016 to November 30, 2017, December 1, 2017 to February 28, 2019 and March 1, 2018 to June 30, 2019, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2019, there were no commitments to purchase lease assets and to fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2019

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