Form 10-Q
period 2019-09-30
ATEL 15, LLC
filed 2019-11-14
CIK 1519117

```````````````````````````````

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of  1934.

For the quarterly period ended September 30, 2019

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

The number of Limited Liability Company Units outstanding as of October 31, 2019 was 6,542,557.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(In Thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,453	$1,716
Accounts receivable, net	50	75
Due from Managing Member and affiliates	—	1
Investment in securities	301	144
Warrants, fair value	199	376
Equipment under operating leases, net	18,981	22,777
Prepaid expenses and other assets	23	25
Total assets	$24,007	$25,114

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$182	$42
Accrued distributions to Other Members	1,471	—
Other	109	463
Non-recourse debt	4,426	1,191
Senior long-term debt	—	2,068
Unearned operating lease income	206	61
Total liabilities	6,394	3,825

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	17,613	21,289
Total Members’ capital	17,613	21,289
Total liabilities and Members’ capital	$24,007	$25,114

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(In  Thousands Except Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Leasing and lending activities:
Operating leases revenue, net	$1,021	$1,665	$3,521	$5,014
Interest on notes receivable	14	16	41	34
(Loss) gain on sale of operating lease assets and early termination of notes receivable	(541)	—	(542)	1,697
Unrealized (loss) gain on investment in securities	(33)	(36)	(25)	55
Unrealized gain (loss) on fair value adjustment for warrants	4	7	(9)	5
Other	12	5	603	149
Total revenues	477	1,657	3,589	6,954

Expenses:
Depreciation of operating lease assets	872	1,012	2,663	3,221
Asset management fees to Managing Member	56	42	161	190
Cost reimbursements to Managing Member and/or affiliates	146	167	438	624
(Reversal of) provision for credit losses	(17)	—	13	(56)
Impairment losses on investment in securities	—	—	—	17
Amortization of initial direct costs	23	13	23	47
Interest expense	40	41	103	154
Professional fees	56	35	186	126
Outside services	28	27	70	83
Taxes on income and franchise fees	10	3	141	8
Freight and shipping	5	—	34	67
Railcar maintenance	31	63	50	63
Storage fees	44	21	91	81
Other	39	15	96	95
Total expenses	1,333	1,439	4,069	4,720
Net (loss) income	$(856)	$218	$(480)	$2,234

Net income (loss):
Managing Member	$119	$—	$239	$106
Other Members	(975)	218	(719)	2,128
	$(856)	$218	$(480)	$2,234

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.15)	$0.03	$(0.11)	$0.33
Weighted average number of Units outstanding	6,542,557	6,542,557	6,542,557	6,544,562

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(In Thousands Except Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance June 30, 2019	6,542,557	$20,059	$—	$20,059
Distributions to Other Members ( $0.22 per Unit)	—	(1,471)	—	(1,471)
Distributions to Managing Member	—	—	(119)	(119)
Net (loss) income	—	(975)	119	(856)
Balance September 30, 2019	6,542,557	$17,613	$—	$17,613

	Nine Months Ended September 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2018	6,542,557	$21,289	$—	$21,289
Distributions to Other Members ( $0.45 per unit)	—	(2,957)	—	(2,957)
Distributions to Managing Member	—	—	(239)	(239)
Net (loss) income	—	(719)	239	(480)
Balance September 30, 2019	6,542,557	$17,613	$—	$17,613

	Three Months Ended September 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance June 30, 2018	6,542,557	$20,982	$—	$20,982
Net income	—	218	—	218
Balance September 30, 2018	6,542,557	$21,200	$—	$21,200

	Nine Months Ended September 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2017	6,557,057	$20,434	$—	$20,434
Repurchases of Units	(14,500)	(59)	—	(59)
Distributions to Other Members ( $0.20 per Unit)	—	(1,303)	—	(1,303)
Distributions to Managing Member	—	—	(106)	(106)
Net income	—	2,128	106	2,234
Balance September 30, 2018	6,542,557	$21,200	$—	$21,200

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(In  Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating activities:
Net (loss) income	$(856)	$218	$(480)	$2,234
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Loss (gain) on sales of equipment under operating lease	541	—	542	(1,697)
Depreciation of operating lease assets	872	1,012	2,663	3,221
Amortization of initial direct costs	23	13	23	47
(Reversal of) provision for credit losses	(17)	—	13	(56)
Impairment losses on investment in securities	—	—	—	17
Unrealized loss (gain) on fair value adjustment for investment in securities	33	36	25	(55)
Unrealized (gain) loss on fair value adjustment for warrants	(4)	(7)	9	(5)
Changes in operating assets and liabilities:
Accounts receivable	(2)	24	12	74
Due from Managing Member and affiliates	—	(162)	1	(162)
Prepaid expenses and other assets	(19)	(3)	2	(13)
Due to Managing Member and affiliates	30	215	21	(141)
Accrued distributions to Other Members	—	—	—	(615)
Accounts payable, other	29	(3)	(352)	(91)
Unearned operating lease income	105	157	145	92
Net cash provided by operating activities	735	1,500	2,624	2,850
Investing activities:
Purchase of securities	(14)	—	(14)	(2)
Proceeds from sales of equipment under operating leases and early termination of notes	323	—	563	4,064
Principal payments received on direct financing leases	1	1	3	2
Note receivable advances	—	(3)	—	(3)
Principal payments received on notes receivable	—	8	—	69
Net cash provided by investing activities	310	6	552	4,130
Financing activities:
Borrowing under non-recourse debt	—	—	4,624	—
Repayments under non-recourse debt	(412)	(854)	(1,389)	(2,660)
Repayment under credit facility	—	—	(2,068)	(2,250)
Distributions to Other Members	—	—	(1,486)	(1,303)
Distributions to Managing Member	—	—	(120)	(106)
Repurchases of Units	—	1	—	(59)
Net cash used in financing activities	(412)	(853)	(439)	(6,378)
Net increase in cash and cash equivalents	633	653	2,737	602
Cash and cash equivalents at beginning of period	3,820	881	1,716	932
Cash and cash equivalents at end of period	$4,453	$1,534	$4,453	$1,534
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$40	$20	$69	$95
Cash paid during the period for taxes	$—	$—	$121	$13
Conversion of warrants to equity securities	$—	$—	$168	$—
Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at period-end	$1,471	$—	$1,471	$—
Distributions payable to Managing Member at period-end	$119	$—	$119	$—

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

As of September 30, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $66.0 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,542,557 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2019 until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements or adjustments thereto.

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

The primary geographic region in which the Company seeks leasing and financing opportunities is U.S. All of the Company’s current operating revenues for the three and nine months ended September 30, 2019 and 2018, and long-lived tangible assets as of September 30, 2019 and December 31, 2018 relate to customers domiciled in the United States.

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

(Unaudited)

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

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $301 thousand and $144 thousand of purchased securities at September 30, 2019 and December 31, 2018, respectively. Based upon the Company’s review of its portfolio, unrealized losses of $33 thousand and $25 thousand were recorded for the respective three and nine months ended September 30, 2019; and unrealized losses of $36 thousand and unrealized gains of $55 thousand were recorded for the respective three and nine months ended September 30, 2018.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. As of September 30, 2019 and December 31, 2018, the estimated fair value of the Company’s portfolio of warrants was $199 thousand and $376 thousand, respectively. During the respective three and nine months ended September 30, 2019, the Company recorded unrealized gains of $4 thousand and unrealized losses of $9 thousand on fair valuation of its warrants. By comparison, the Company recorded unrealized gains of $7 thousand and $5 thousand on fair valuation of its warrants for the respective three and nine months ended September 30, 2018.  There was a net $168 thousand exercise of warrants in exchange for securities in the first quarter of 2019. No exercises of any kind occurred during the comparative prior year period.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Initial direct costs:

With the adoption of ASU No. 2016-02 certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred effective January 1, 2019. In 2018 and prior, the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in the Company’s financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the nine months ended September 30, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the financial statements and prior periods are not reclassified to conform to the current presentation.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

On August 15, 2019, the FASB issued a proposed ASU that would grant private companies, not-for-profit organizations, and certain small public companies additional time to implement FASB standards on CECL, leases and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective dates for both leases and hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Notes receivable, net:

The Company has various notes receivables from borrowers who have financed the purchase of equipment through the Company. As of September 30, 2019, the original terms of the notes receivable are 84 to 90 months and bear interest at 18.00% per annum. The notes are secured by the equipment financed. The notes mature in 2020.

As of September 30, 2019, the future minimum payments receivable are as follows (in thousands):

Three months ending December 31, 2019	$14
Less: portion representing unearned interest income	(14)
Notes receivable, net	$—

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating leases for the three months and nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
IDC amortization – notes receivable	$—	$1	$—	$7
IDC amortization – lease assets	23	12	23	40
Total	$23	$13	$23	$47

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for	Valuation
	Doubtful	Adjustments	Total
	Accounts	on	Allowance for
	Operating Leases	Notes Receivable	Credit Losses
Balance December 31, 2017	$44	$12	$56
(Reversal of) provision for credit losses	(44)	(12)	(56)
Balance September 30, 2018	$—	$—	$—

Balance December 31, 2018	$—	$67	$67
Provision for credit losses	—	13	13
Write-off	—	(80)	(80)
Balance September 30, 2019	$—	$—	$—

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables as of September 30, 2019 was zero and December 31, 2018 were as follows (in thousands):

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2019 and December 31, 2018, the Company’s financing receivables and its related investments by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	September 30,	December 31,
	2019	2018
Pass	$—	$—
Special mention	—	—
Substandard	—	—
Doubtful	—	67
Total	$—	$67

As of  September 30, 2019,  there were no impaired investment in financing receivables. As of December 31, 2018, the Company’s impaired investment in financing receivables were as follows (in thousands):

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	67	67	67	—	—
Total	$67	$67	$67	$—	$—

As of September 30, 2019, there were no aged investment in financing receivables. As of December 31, 2018, investment in financing receivables is aged as follows (in thousands):

Recorded
						Total	Investment>90
	31‑60 Days	61‑90 Days	Greater Than	Total		Financing	Days and
December 31, 2018	Past Due	Past Due	90 Days	Past Due	Current	Receivables	Accruing
Notes receivable	$—	$—	$—	$—	$67	$67	$—

5. Equipment under operating leases, net:

The Company’s equipment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications	Expense or	Balance
	December 31,	& Additions /	Amortization	September 30,
	2018	Dispositions	of Leases	2019
Equipment under operating leases, net	$20,277	$(1,731)	$(2,663)	$15,883
Net investment in direct financing leases	5	(5)	—	—
Assets held for sale or lease, net	2,463	626	—	3,089
Initial direct costs, net of accumulated amortization of $178 at September 30, 2019 and $182 at December 31, 2018	32	—	(23)	9
Total	$22,777	$(1,110)	$(2,686)	$18,981

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Impairment of equipment under operating leases, net:

Depreciation expense are the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Depreciation of operating lease assets	$872	$1,012	$2,663	$3,221

For the respective three and nine months ended September 30, 2019 and 2018, the Company did not record any impairment losses.

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

The Company utilizes a straight-line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. IDC amortization expense related to the Company’s operating leases was $23 thousand for both three and nine months ended September 30, 2019, and was $12 thousand and $40 thousand for the three and nine months ended September  30, 2018 (see Note 3).

All of the Company’s leased property was acquired beginning in December 2011 through April 2015.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	September 30,
	2018	Additions	or Dispositions	2019
Marine vessel	$19,410	$—	$—	$19,410
Manufacturing	7,836	—	—	7,836
Transportation, rail	7,686	—	(2,592)	5,094
Facility – other	5,084	—	—	5,084
Agriculture	2,112	—	—	2,112
Construction	2,009	—	(234)	1,775
Other	1,983	—	(582)	1,401
	46,120	—	(3,408)	42,712
Less accumulated depreciation	(25,843)	(2,663)	1,677	(26,829)
Total	$20,277	$(2,663)	$(1,731)	$15,883

The average estimated residual value for assets on operating leases was 19% and 34% on the assets’ original cost on September 30, 2019 and December 31, 2018, respectively. There were no operating leases on non-accrual status as of September 30, 2019 and December 31, 2018.

Direct financing leases:

Such amounts are included in other assets, with related revenues reflected on the income statement under other revenues. Direct financing lease amounts, and related disclosures, are immaterial as of and for both the quarter ended September 30, 2019 and the year ended December 31, 2018.

There were no investments in direct financing leases in non-accrual status at September 30, 2019 and December 31, 2018.

As of September 30, 2019, the aggregate amounts of future minimum operating lease payments receivable are as follows ( in thousands):

Operating
Leases
Three months ending December 31, 2019	$593
Year ending December 31, 2020	2,342
2021	2,037
2022	1,903
2023	1,176
2024	254
Thereafter	16
$8,321

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 50
Marine vessel	20 – 30
Manufacturing	10 – 15
Agriculture	7 – 10
Construction	7 – 10
Facility - other	7 – 10
Other	7 – 10

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

During the respective three and nine months ended September 30, 2019 and 2018, the Managing Member and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Administrative costs reimbursed to Managing Member and/or affiliates	$146	$167	$438	$624
Asset management fees to Managing Member	56	42	161	190
	$202	$209	$599	$814

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Non-recourse debt:

At September 30, 2019, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.40% to 3.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2019, gross operating lease rentals and future payments on direct financing leases totaled approximately $4.8 million over the remaining lease terms and the carrying value of the pledged assets is $10.4 million. The notes mature from 2019 through 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2019	$359	$37	$396
Year ending December 31, 2020	959	123	1,082
2021	946	91	1,037
2022	978	58	1,036
2023	1,012	25	1,037
2024	172	1	173
Total	$4,426	$335	$4,761

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

9. Borrowing facilities:

The Company is party to a $75 million revolving credit facility (the “Credit Facility”), with a syndicate of financial institutions as lenders.  Other parties to the Credit Facility include ATEL Capital Group and certain subsidiaries and affiliated funds.  Set to expire on June 30, 2019, the Credit Facility was temporarily extended to October 31, 2019 while an amendment was finalized reducing the availability to $55 million with a scheduled expiration of June 30, 2021. The joint Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility.

The lending syndicate providing the Credit Facility has a blanket lien on all of the participant’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility. Such Credit Facility includes certain financial covenants.

As of September 30, 2019 and December 31, 2018, the total ATEL Capital Group and subsidiaries, and affiliated funds borrowings under the Credit Facility were as follows (in thousands):

	September 30,	December 31,
	2019	2018
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by affiliated partnerships and limited liability companies under the
working capital, acquisition and warehouse facilities	(865)	(2,110)
Total remaining available under the working capital, acquisition and warehouse facilities	$74,135	$72,890

The Company and its affiliates paid an annual commitment fee to have access to this line of credit. And, as of September 30, 2019, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility during the tenure of participation.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2019, the investment program participants were the Company, ATEL 16, LLC and ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility.

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

10. Commitments:

At September 30, 2019, there were no commitments to purchase lease assets and to fund investments in notes receivable.

11. Members’ Capital:

A total of 6,542,557 Units were issued and outstanding at September 30, 2019, including the 50 Units issued to the initial member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial member.

Distributions to the Other Members for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Distributions declared	$1,471	$—	$2,957	$1,303
Weighted average number of Units outstanding	6,542,557	6,542,557	6,542,557	6,544,562
Weighted average distributions per Unit	$0.22	$—	$0.45	$0.20

12. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2019, the Company’s investment in securities and warrants were measured on a recurring basis. At December 31, 2018, only the Company’s warrants were measured on a recurring basis. In addition, certain notes receivable deemed impaired were measured at fair value on a non-recurring basis as of December 31, 2018. There were no notes receivable impaired as of September 30, 2019.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity and a risk free interest rate for the term(s) of the warrant exercise(s). The calculated fair value of the Fund’s warrant portfolio approximated at $199 thousand and $376 thousand at September 30, 2019 and December 31, 2018, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis classified as Level 3 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fair value of warrants at beginning of period	$195	$385	$376	$387
Unrealized loss on fair market valuation of warrants	4	7	(9)	5
Warrants converted to securities	—	—	(168)	—
Fair value of warrants at end of period	$199	$392	$199	$392

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

The fair value of investment securities that were accounted for on a recurring basis as of the three and nine months ended September 30, 2019 and classified as Level 1 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Fair value of securities at the beginning of period	$95	$192	$127	$101
Unrealized loss on fair market valuation of securities	(33)	(36)	(65)	55
Fair value of investment securities at the end of period	$62	$156	$62	$156

Impaired off-lease equipment (non-recurring)

During the three and nine months ended September 30, 2019 and 2018, the Company had no recorded fair value adjustments to reduce the cost basis of certain-off lease construction equipment (assets) deemed impaired.

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

During the  nine months ended September 30, 2019, the Company recorded fair value adjustments totaling $13 thousand for the impaired notes. There were no adjustments for the current quarter. By comparison, $12 thousand of fair value adjustments were recorded during the nine months ended September 30, 2018, none of which was recorded during the third quarter of 2018.

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring fair value calculation categorized as Level 3 in the fair value hierarchy at September 30, 2019 and December 31, 2018:

September 30, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.12- $12.92
			Exercise price	$0.10 - $1,000.00
			Time to maturity (in years)	.87 - 6.33
			Risk-free interest rate	1.55% - 2.44%
			Annualized volatility	37.93% - 117.54%

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 - $9.98
			Exercise price	$0.10 - $1,000.00
			Time to maturity (in years)	1.62 - 7.08
			Risk-free interest rate	2.46% - 2.59%
			Annualized volatility	35.36% - 91.94%

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at September 30, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,453	$4,453	$—	$—	$4,453
Investment in securities	62	62	—	—	62
Warrants, fair value	199	—	—	199	199

Financial liabilities:
Non-recourse debt	4,426	—	—	4,482	4,482

	Fair Value Measurements at December 31, 2018
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,716	$1,716	$—	$—	$1,716
Investment in securities	127	127	—	—	127
Warrants, fair value	376	—	—	376	376

Financial liabilities:
Non-recourse debt	1,191	—	—	1,187	1,187
Senior long-term debt	2,068	—	—	2,456	2,456

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

As of September 30, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $66.0 million (inclusive of the $500 initial Member’s capital investment) had been received. As of the same date, 6,542,557 Units were issued and outstanding.

Results of Operations

The Fund had net losses of  $856 thousand and $480 thousand for the respective three and nine months ended September 30, 2019.

Total revenues for the quarter were $477 thousand and $3.6 million for the year to date. Such revenues were from operating lease rents and a termination settlement in favor of the fund recorded as other income during the second quarter. Operating lease rents for the quarter were $1 million and $3.5 million for the year to date period. Compared to prior periods, revenues have been declining consistent with a Fund in its operating stage where lease assets mostly continue in revenue generating deployment until scheduled or early lease termination offers an ability for renewal, re-marketing or disposition or disposition of the leased asset. The Company incurred an approximate loss of $541 thousand on the sale of certain lease assets.

Total operating expenses for the quarter were $1.3 million and a cumulative $4.1 million for the year to date. The main components of these operating expenses represent depreciation of operating lease assets, cost reimbursements to managing member and/or affiliates, asset management fees to the managing member, storage fees, interest expense and professional fees. Depreciation of operating lease assets for the quarter was $872 thousand and $2.7 million for the year to date period. This decline in depreciation, as compared to prior periods, is consistent with Fund in its operating stage where lease assets are mostly in service and in the midst of their respective normal useful and depreciable lives.

Cost reimbursements to Managing Member and/or affiliates were  $146 thousand and $438 thousand for the respective three and nine months periods ended September 30, 2019 and were reflective of consistent baseline allocations of common costs among the Fund and its affiliates. Asset management fees to the Managing Member are calculated based upon gross operating revenues and cash from sale or refinancing of lease assets and, while indicative of the consistency of such relationship, amounted to  $56 thousand and $161 thousand for the year to date. Storage fees charge reflect costs incurred to store off lease units of the Fund’s railcar fleet. Amounts expensed for the quarter and year to date were $44 thousand and $91 thousand, respectively, representing an expected cyclical expense trend.  Interest expense recorded in non-recourse, as well as the Fund’s participation in a joint credit facility with certain affiliated Funds was incurred to acquire lease assets. Expense amounts incurred as professional fees of $56 thousand and $186 thousand for the respective periods represent direct Fund 15 – specific core costs of preparation, printing, filing and distribution of annual Form 1065 tax and shareholder reports on Form K-1.  In addition, such costs also include costs attributable to the annual/quarterly tax preparation, valuation reports and mandated periodic regulatory filings with the SEC.

Distributions declared and/or paid during the current three and  nine month periods totaled $1.6 million and $3.2 million, respectively.

Cash balances increased by $633 thousand and $2.7 million during the current quarter and year to date period, respectively. This was mainly the result of the borrowing under non-recourse debt,  and the proceeds from sales of lease and early termination of notes of $323 thousand and $563 thousand during the respective quarter and year to date periods; and the likewise paydowns of assorted obligations of debt.

Compliance with debt covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all applicable covenants under the Credit Facility as of September 30, 2019. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies.

As of September 30, 2019, the material financial covenants are summarized as follows:

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $17.6 million, 0.25 to 1, and 26.25 to 1, respectively, as of September 30, 2019. As such, as of September 30, 2019, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of EBITDA, as defined in the loan agreement, for the twelve months ended September 30, 2019 (in thousands):

Net loss - GAAP basis	$(390)
Interest expense	138
Depreciation of operating lease assets	3,648
Amortization of IDC	33
Provision for credit losses	80
Provision for loss on investment in securities	81
Unrealized gain on fair valuation of warrants	26
Principal payments received on direct financing leases	5
Principal payments received on notes receivable	1
EBITDA (for Credit Facility financial covenant calculation only)	$3,622

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through September 30, 2019.

Cash distributions were made by the Fund to Unitholders of record as of December 31, 2018 and paid through September 30, 2019. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital.

The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 15, LLC Prospectus dated October 28, 2011 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets. The cash distributions were based on current and anticipated gross revenues from the leases and loans acquired. During the Fund’s acquisition and operating stages, the Fund may incur short term borrowing to fund regular distributions of such gross revenues to be generated by newly acquired transactions during their respective initial fixed terms. As such, all Fund periodic cash distributions made during these stages have been, and are expected in the future to be, based on the Fund’s actual and anticipated gross revenues to be generated from the binding initial terms of the leases and loans acquired as they provide free cash balances. Further, distributions are declared and distributed at the discretion of the managing member.

As net cash flows from operations are anticipated to fluctuate during the remaining life of the Fund, distributions will only be paid on an annual basis beginning with March of 2018. A distribution equal to 9% of the total original capital contribution was paid in June 2019.

The remaining amount to be distributed for 2019 will be determined in December 2019 and paid in January 2020. The amount of all future distributions is dependent upon the timing of lease payments, renewals and asset sales, which will vary during the year. The following table summarizes distribution activity for the Fund from inception through September 30, 2019 (in thousands, except as to Units and per Unit data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit(2)	Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951		—		5,951		0.90	6,612,560
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	5,934		—		5,934		0.90	6,606,921
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	5,892		—		5,892		0.90	6,567,800
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	1,918		—		1,918		0.29	6,554,450
Dec 2018 - Sept 2019	Jan 2019 - Sept 2019	2,957		—		2,957		0.45	6,542,557
		$33,968		$—		$33,968		$6.01

Source of distributions
Lease and loan payments and sales proceeds received		$33,968	100.00%	$—	0.00%	$33,968	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$33,968	100.00%	$—	0.00%	$33,968	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See "Timing and Method of Distributions" on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)

Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, December 1, 2015 to November 30, 2016, December 1, 2016 to November 30, 2017, December 1, 2017 to November 30, 2018 and December 1, 2018 to September 30, 2019, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2019, there were no commitments to purchase lease assets and to fund investments in notes receivable.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the Company’s significant accounting policies since December 31, 2018 except as disclosed in Note 2 related to the new lease accounting guidance adopted on January 1, 2019.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 13, 2019

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