Form 10-K
period 2019-12-31
ATEL 15, LLC
filed 2020-03-26
CIK 1519117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

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

The number of Limited Liability Company Units outstanding as of February 29, 2020 was 6,542,557.

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

As of December 31, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,542,557 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2019, the Company had purchased equipment with a total acquisition price of $64.8 million. The Company had also funded investments in notes receivable totaling $9.4 million through December 31, 2019.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, all currently located in the United States, has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2019 and the industries to which the assets have been leased (dollars in thousands):

	Purchase Price	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Acquisitions
Marine	$19,410	29.96%
Manufacturing	11,328	17.49%
Transportation	11,295	17.44%
Food Processing	5,200	8.03%
Coal terminal	5,084	7.85%
Material handling	4,147	6.40%
Agriculture	3,788	5.85%
Construction	2,590	4.00%
Research	574	0.89%
Aviation	443	0.68%
Computers	393	0.61%
Other	530	0.82%
	$64,782	100.00%

	Purchase Price	Percentage of
	Excluding	Total
Industry of Lessee	Acquisition Fees	Acquisitions
Oil/Gas field services	$20,859	32.20%
Manufacturing	11,276	17.41%
Food & kindred products	5,323	8.22%
Utilities	5,200	8.03%
Wholesale nondurables	5,084	7.85%
Transportation, rail	4,220	6.51%
Business services	3,491	5.39%
Wholesale plastics	2,395	3.70%
Lumber/Wood	1,787	2.76%
Transportation	1,482	2.29%
Non-metallic materials	877	1.35%
Chemical/Allied products	871	1.34%
Industrial machinery	710	1.10%
Other	1,207	1.85%
	$64,782	100.00%

From inception to December 31, 2019, the Company has disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Cost
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Food processing	$5,200	$3,907	$3,271
Material handling	3,905	824	4,094
Manufacturing	3,491	2,084	1,932
Transportation, rail	1,916	585	1,368
Computers	580	110	576
Construction	393	46	753
Other	252	28	283
	$15,737	$7,584	$12,277

For further information regarding the Company’s equipment lease portfolio as of December 31, 2019, see Note 5 to the financial statements, Equipment under operating leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2019 and the industries to which the assets have been financed (dollars in thousands):

	Amount Financed	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Fundings
Computers	$2,743	29.22%
Manufacturing	1,684	17.94%
Research	900	9.59%
Furniture & fixtures	700	7.46%
Chemical processing	300	3.20%
Vending equipment	250	2.66%
Food processing	193	2.06%
Other	2,617	27.88%
	$9,387	100.00%

	Amount Financed	Percentage of
	Excluding	Total
Industry of Borrower	Acquisition Fees	Fundings
Manufacturing	$3,850	41.01%
Engineering/Management services	2,000	21.31%
Electronics	1,234	13.15%
Computer engines	800	8.52%
Business services	743	7.92%
Refuse system	250	2.66%
Telecommunications	250	2.66%
Food processing	193	2.06%
Chemical/Allied products	67	0.71%
	$9,387	100.00%

From inception to December 31, 2019, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

	Amount Financed
	Excluding	Disposition	Total Payments
Asset Types	Acquisition Fees	Proceeds	Received
Computers	$2,743	$725	$2,602
Manufacturing	1,434	272	1,509
Furniture & fixtures	800	81	947
Research	900	34	1,047
Vending equipment	250	213	88
Chemical processing	200	102	145
Food processing	193	—	247
Other	2,550	546	2,509
	$9,070	$1,973	$9,094

For further information regarding the Company’s notes receivable portfolio as of December 31, 2019, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2019.

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

B.

Equipment under operating leases (net of fees and expenses):  The estimated values for equipment under operating leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 166%, based on ATEL’s historical track record as of December 31, 2019.

For Off-Lease:  A fair value of off-lease equipment based upon estimates from ATEL’s seasoned Asset Management Group.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

C.

Investments in Notes Receivable:  The estimated values for Investments in Notes Receivable are estimated based upon various methodologies deployed by financial and credit management including, but not limited to, credit analysis, third party appraisal and/or discounted cash flow analysis based upon current market value techniques and market rates for similar types of lending arrangements, which may consider adjustments for impaired loans as deemed necessary.

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

ATEL 15, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 15, LLC at December 31, 2019 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $3.90. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 15, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 15, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The members of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been consistently made through December 31, 2019.

Cash distributions were paid by the Fund to members of record as of September 30, 2019, and paid through September 30, 2019. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital. Additional distributions were accrued to December 31, 2019. Payment was made during January 31, 2020.

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

Through December 31, 2019, the Fund has made annualized distributions of 4.5% of the investors’ original capital contributions, commencing with the closing of the Fund. At this time, early investors have received distributions in excess of 60.5% of their original investment.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2019 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit(2)	Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951		—		5,951		0.90	6,612,560
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	5,934		—		5,934		0.90	6,606,921
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	5,892		—		5,892		0.90	6,567,800
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	1,918		—		1,918		0.29	6,554,450
Dec 2018 – Nov 2019	Jan 2019 – Sept 2019	2,958		—		2,958		0.45	6,542,557
		$33,969		$—		$33,969		$6.01

Source of distributions
Lease and loan payments and sales proceeds received		$33,969	100.00%	$—	0.00%	$33,969	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$33,969	100.00%	$—	0.00%	$33,969	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)

Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, December 1, 2015 to November 30, 2016, December 1, 2016 to November 30, 2017, December 1, 2017 to November 30, 2018, December 1, 2018 to September 30, 2019, respectively.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 21, 2011, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2012. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on April 4, 2012, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 28, 2013 with a total of 6,620,971 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $65.9 million. As of December 31, 2019, 6,542,557 Units were issued and outstanding.

During 2012, the Company began its acquisition stage with the investment of the net proceeds from the public offering of Units. During the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company has reinvested and will reinvest cash flow in excess of certain amounts required to be distributed to the members and/or utilize its credit facilities to acquire additional equipment. Throughout the Reinvestment Period, which ended December 31, 2019, the Company anticipated continued reinvestment of cash flow in excess of minimum distributions and other obligations. The Company is governed by its Limited Liability Company Operating Agreement dated October 28, 2011 (“Operating Agreement”).

The Company shall continue until terminated in accordance with the provisions of the Operating Agreement. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The Company’s objective is to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high during the funding period and throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment. All of the Company’s equipment on lease was purchased in the years 2011 through 2015. The utilization percentage of existing assets under lease was 62% and 78% at December 31, 2019 and 2018, respectively.

Cost reimbursements to the Managing Member and/or affiliates are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Fund had a net loss of $425 thousand and net income of $2.3 million for the respective years ended December 31, 2019 and 2018. The results for the year ended December 31, 2019 reflect decreases in both revenues and operating expenses when compared to the prior year.

Total revenues for the years ended December 31, 2019 and 2018 were $4.6 million and $8.5 million, respectively. Such revenues were primarily from net operating lease rents and, in 2019, from a lease termination settlement of $584 thousand in favor of the Fund, recorded as other income during the second quarter. Operating lease rents were $4.5 million and $6.6 million for 2019 and 2018, respectively. The year over year decline in net operating lease revenues is indicative of the move of the Fund into its liquidation phase, one where assets are sold at maturity and no new investments are made. The remaining components of total revenues reflect net gains or losses from sales of lease assets and early termination of notes receivable, and unrealized net gains or losses on fair value adjustments for securities and warrants. The Company incurred an approximate $573 thousand of losses on sales of certain lease assets in 2019. This compares to gains of $1.7 million on asset sales during 2018.

Total operating expenses for the years ended December 31, 2019 and 2018 were $5.0 million and $6.2 million, respectively. The main components of these operating expenses in both years represent depreciation of operating lease assets, cost reimbursements to the Managing Member and/or affiliates, asset management fees to the Managing Member, professional fees, storage fees and interest expense. Depreciation of operating lease assets for 2019 and 2018 were $3.3 million and $4.2 million, respectively. The decline in depreciation is consistent with a Fund in its liquidation stage where lease assets are mostly in service and in the latter stages of their respective normal useful and depreciable lives. Cost reimbursements to the Managing Member and/or affiliates totaled $569 thousand and $801 thousand for 2019 and 2018, respectively, and were reflective of consistent baseline allocations of common costs among the Fund and its affiliates. Asset management fees to the Managing Member are calculated based upon gross operating revenues and cash from sale or refinancing of lease assets and, while indicative of the consistency of such relationship, amounted to $185 thousand for 2019 and $258 thousand for 2018.

Distributions declared and/or paid for 2019 and 2018 totaled $3.2 million and $2.1 million, respectively.

Cash balances increased by $1.3 million in 2019 and $784 thousand in 2018, respectively. The increase in 2019 was mainly due to cash flow from the Fund’s portfolio of operating leases, $4.6 million of borrowings under non-recourse debt, and $579 thousand of proceeds from asset sales. By comparison, the increase in 2018 was primarily due to cash flow from operating leases, and $4.1 million of proceeds from asset sales.

The following table sets forth summary cash flow data ( in thousands):

	2019	2018
Net cash provided by (used in):
Operating activities	$3,142	$4,528
Investing activities	559	4,126
Financing activities	(2,390)	(7,870)
Net increase in cash and cash equivalents	$1,311	$784

Revolving credit facility

The Company is party to a $55 million revolving credit facility (the “Credit Facility”), with a syndicate of financial institutions as lenders. Other parties to the Credit Facility include ATEL Capital Group and certain subsidiaries and affiliated funds. The Credit Facility was effective October 31, 2019, and is set to expire on June 30, 2021. It replaced a previous agreement extended beyond its original expiration date of June 2019. The Credit Facility is comprised of a working capital facility, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”), the Company and affiliates, and a venture facility.

Non-Recourse Long-Term Debt

As of December 31, 2019 and 2018, the Company had non-recourse long-term debt totaling $4.1 million and $1.2 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Distributions

The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been consistently made through December 31, 2019. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2019, there were no commitments to purchase lease assets or to fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 37.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL 15, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 15, LLC (the “Company”) as of December 31, 2019 and 2018,  the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 25, 2020

We have served as the Company’s auditor since 2011.

ATEL 15, LLC

BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

(In Thousands)

	2019	2018
ASSETS
Cash and cash equivalents	$3,027	$1,716
Accounts receivable, net	73	75
Due from Managing Member and affiliates	—	1
Investment in securities	316	144
Warrants, fair value	225	376
Equipment under operating leases, net	18,314	22,777
Prepaid expenses and other assets	21	25
Total assets	$21,976	$25,114

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$155	$42
Accrued distributions to Other Members	1,472	—
Other	138	463
Non-recourse debt	4,067	1,191
Senior long-term debt	—	2,068
Unearned operating lease income	69	61
Total liabilities	5,901	3,825

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	16,075	21,289
Total Members’ capital	16,075	21,289
Total liabilities and Members’ capital	$21,976	$25,114

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

	2019	2018
Revenues:
Leasing and lending activities:
Operating leases revenue, net	$4,535	$6,594
Interest on notes receivable	56	49
(Loss) gain on sale of operating lease assets and early termination of notes receivable	(573)	1,705
Unrealized (loss) gain on fair value adjustment for securities	(17)	26
Unrealized gain (loss) on fair value adjustment for warrants	17	(11)
Other	615	168
Total revenues	4,633	8,531

Expenses:
Depreciation of operating lease assets	3,280	4,206
Asset management fees to Managing Member	185	258
Cost reimbursements to Managing Member and/or affiliates	569	801
Provision for credit losses	13	11
Impairment losses on investment in securities	—	17
Amortization of initial direct costs	26	57
Interest expense	140	189
Professional fees	231	143
Outside services	90	118
Taxes on income and franchise fees	162	9
Bank charges	17	15
Storage fees	127	102
Other	218	281
Total expenses	5,058	6,207
Net (loss) income	$(425)	$2,324

Net (loss) income:
Managing Member	$359	$106
Other Members	(784)	2,218
	$(425)	$2,324

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.12)	$0.34
Weighted average number of Units outstanding	6,542,557	6,544,057

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS  ENDED DECEMBER 31, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

		Amount
			Managing
	Units	Other Members	Member	Total
Balance December 31, 2017	6,557,057	$20,434	$—	$20,434
Repurchases of Units	(14,500)	(60)	—	(60)
Distributions to Other Members ( $0.20 per Unit)	—	(1,303)	—	(1,303)
Distributions to Managing Member	—	—	(106)	(106)
Net income	—	2,218	106	2,324
Balance December 31, 2018	6,542,557	21,289	—	21,289
Distributions to Other Members ( $0.68 per unit)	—	(4,430)	—	(4,430)
Distributions to Managing Member	—	—	(359)	(359)
Net (loss) income	—	(784)	359	(425)
Balance December 31, 2019	6,542,557	$16,075	$—	$16,075

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(In Thousands)

	2019	2018
Operating activities:
Net (loss) income	$(425)	$2,324
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Loss (gain) on sales of equipment under operating lease	573	(1,705)
Depreciation of operating lease assets	3,280	4,206
Amortization of initial direct costs	26	57
Provision for credit losses	13	11
Impairment losses on investment in securities	—	17
Unrealized loss (gain) on fair value adjustment for securities	17	(26)
Unrealized (gain) loss on fair value adjustment for warrants	(17)	11
Changes in operating assets and liabilities:
Accounts receivable	(11)	75
Due from Managing Member and affiliates	1	(1)
Prepaid expenses and other assets	9	(3)
Due to Managing Member and affiliates	(6)	(261)
Accounts payable, other	(326)	(70)
Unearned operating lease income	8	(107)
Net cash provided by operating activities	3,142	4,528
Investing activities:
Purchase of securities	(20)	(2)
Proceeds from sales of equipment under operating leases and early termination of notes	579	4,074
Note receivable advances	—	(17)
Principal payments received on notes receivable	—	71
Net cash provided by investing activities	559	4,126
Financing activities:
Borrowing under non-recourse debt	4,624	—
Repayments under non-recourse debt	(1,748)	(3,486)
Repayment under credit facility	(2,068)	(2,250)
Distributions to Other Members	(2,958)	(1,918)
Distributions to Managing Member	(240)	(156)
Repurchases of Units	—	(60)
Net cash used in financing activities	(2,390)	(7,870)
Net increase in cash and cash equivalents	1,311	784
Cash and cash equivalents at beginning of year	1,716	932
Cash and cash equivalents at end of year	$3,027	$1,716
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$106	$109
Cash paid during the year for taxes	$120	$13
Conversion of warrants to equity securities	$168	$—
Schedule of non-cash financing transactions:
Distributions payable to Other Members at year-end	$1,472	$—
Distributions payable to Managing Member at year-end	$119	$—

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

As of December 31, 2019, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million  (inclusive of the $500 initial Member’s capital investment) have been received.  As of the same date, 6,542,557 Units were issued and outstanding.

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

2.  Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2019 and 2018, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2019, up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements other than those disclosed in Note 15, Subsequent Events.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with Accounting Standards Codification (ASC) 360-10-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

Initial direct costs:

With the adoption of Accounting Standards Update (ASU) No. 2016-02, certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. In 2018 and prior, the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the years ended December 31, 2019 and 2018,  and as of December 31, 2019 and 2018, all of the Company’s  current operating revenues and long-lived assets relate to customers domiciled in the United States.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

Investment in securities:

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $316 thousand and $144 thousand of purchased securities at December 31, 2019 and 2018, respectively.  Based upon the Company’s review of its investment in securities portfolio, the Company recorded unrealized losses of $17 thousand and unrealized gains of $26 thousand on fair value adjustments on  its securities during 2019 and 2018, respectively. The Company had no impairment adjustments on investment securities during 2019. The Company had recorded $17 thousand of impairment adjustments on investment securities during 2018. There was no gain on sales or dispositions of investment in securities in either 2019 or 2018.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. The Company recorded unrealized gains of $17 thousand and unrealized losses of  $11 thousand on fair valuation of its warrants during 2019 and 2018, respectively. The unrealized gains recorded during 2019 and the unrealized losses during 2018 adjusted the estimated fair value of the Company’s portfolio of warrants to  $225 thousand at December 31, 2019 and $376 thousand at December 31, 2018.  The Company did not realize any gains or losses from the net exercise of warrants during 2019 and 2018.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2019 and 2018, the related provision for state income taxes was approximately $162 thousand and  $9 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2019 and 2018 as follows (in thousands):

	2019	2018
Financial statement basis of net assets	$16,075	$21,289
Tax basis of net assets (unaudited)	22,174	25,200
Difference	$(6,099)	$(3,911)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

The following reconciles the net (loss) income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Net (loss) income per financial statements	$(425)	$2,324
Tax adjustments (unaudited):
Adjustment to depreciation expense	(525)	(232)
Provision for losses and doubtful accounts	—	(43)
Adjustments to revenues	12	(120)
Adjustments to gain on sales of assets	1,017	1,233
Other	92	68
Income per federal tax return (unaudited)	$171	$3,230

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net income (loss) and distributions per Unit is based upon the weighted average number of Other Members Units outstanding during the year.

Recent accounting pronouncements:

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016‑02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors. In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. Collectively referred to hereafter as ASU No. 2016-02, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract to control an asset (i.e., lessees and lessors). The Company does not have any non-cancelable leases where it is a lessee.

ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective and adopted as of January 1, 2019. Upon adoption, the Company applied the package of practical expedients that has allowed the Company to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, the Company applied the optional transition method in ASU No. 2018-11, which has allowed the Company to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although the Company did not have an adjustment. Additionally, the Company’s leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in the Company’s financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the year ended December 31, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements. Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the Company’s financial statements and prior periods are not reclassified to conform to the current presentation.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016‑13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and equipment under operating leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, equipment under operating leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Management is currently evaluating the standard and expects the update may potentially result in the increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

On August 15, 2019, the FASB issued a proposed ASU that would grant certain companies additional time to implement FASB standards on current expected credit losses (CECL) and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective date for hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. Management is currently evaluating the impact of this standard on the financial statements and related disclosure requirements.

3.  Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2019 and 2018, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2019	2018
Oil/Gas extraction	43%	40%
Manufacturing	13%	12%
Elec/Gas/Sanitation	10%	*
Rail transport	*	16%

*Less than 10%

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

During 2019 and 2018, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and
		Lending Revenues
Lessee	Type of Equipment	2019	2018
Halliburton Overseas Limited	Marine vessel	27%	37%
GE Aviation	Manufacturing	19%	13%
Cargill, Inc.	Material handling	15%	11%
Aep Generating Company	Facility - Other	12%	*
The Kansas City Southern Railway Company	Transportation, rail	*	11%
Other	Other	*	13%

*Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2019, the notes were paid in full and have been terminated. As of December 31, 2018, the terms of the notes were from 84 to 90 months with interest of 18.00% per annum. There were no notes on non-accrual status at December 31, 2018.

As of December 31, 2019, there is no minimum future payments receivable.

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
IDC amortization – notes receivable	$—	$7
IDC amortization – lease assets	26	50
Total	$26	$57

5.  Equipment under operating leases, net:

The Company’s investment in leases consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications	Expense or	Balance
	December 31,	& Additions /	Amortization	December 31,
	2018	Dispositions	of Leases	2019
Equipment under operating leases, net	$20,277	$(1,838)	$(3,280)	$15,159
Net investment in direct financing leases	5	(5)	—	—
Assets held for sale or lease, net	2,463	686	—	3,149
Initial direct costs, net	32	—	(26)	6
Total	$22,777	$(1,157)	$(3,306)	$18,314

For the respective years ended December 31, 2019 and 2018, the Company did not record any impairment losses.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $3.3 million and $4.2 million for the years ended December 31, 2019 and 2018, respectively.  IDC amortization expense related to the Company’s operating leases totaled $26 thousand and $50 thousand for 2019 and 2018, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2011 through 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	December 31,
	2018	Additions	or Dispositions	2019
Marine vessel	$19,410	$—	$—	$19,410
Manufacturing	7,836	—	(1,399)	6,437
Transportation, rail	7,686	—	(2,592)	5,094
Facility – other	5,084	—	—	5,084
Agriculture	2,112	—	—	2,112
Construction	2,009	—	(234)	1,775
Other	1,983	—	(825)	1,158
	46,120	—	(5,050)	41,070
Less accumulated depreciation	(25,843)	(3,280)	3,212	(25,911)
Total	$20,277	$(3,280)	$(1,838)	$15,159

The average estimated residual value for assets on operating leases was 23% and 34% of the assets’ original cost at December 31, 2019 and 2018, respectively. There were no operating leases on non-accrual status at December 31, 2019 and 2018.

As of December 31, 2019, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Year ending December 31, 2020	$2,342
2021	2,037
2022	1,903
2023	1,176
2024	254
Thereafter	16
$7,728

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2019 and 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 50
Marine vessel	20 – 30
Manufacturing	10 – 15
Agriculture	7 – 10
Construction	7 – 10
Facility - other	7 – 10
Other	7 – 10

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

6. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for	Valuation
	Doubtful	Adjustments	Total
	Accounts	on	Allowance for
	Operating Leases	Notes Receivable	Credit Losses
Balance December 31, 2017	$44	$12	$56
(Reversal of) provision for credit losses	(44)	55	11
Balance December 31, 2018	$—	$67	$67

Balance December 31, 2018	$—	$67	$67
Provision for credit losses	—	13	13
Write-off	—	(80)	(80)
Balance December 31, 2019	$—	$—	$—

As of December 31, 2019, the Company has no allowance for credit losses. As of December 31, 2018, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

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

At December 31, 2019 and 2018, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable
	December 31,	December 31,
	2019	2018
Pass	$—	$—
Special mention	—	—
Substandard	—	—
Doubtful	—	67
Total	$—	$67

As of December 31, 2019,  the Company has no impaired investment in financing receivable. As of December 31, 2018, the Company’s impaired investment in financing receivables were as follows (in thousands):

	December 31, 2018
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	67	67	67	—	—
Total	$67	$67	$67	$—	$—

At December 31, 2019, the Company has no investment in financing receivables. At December 31, 2018, the investment in financing receivables is aged as follows (in thousands):

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

AFS and ATEL Leasing Corporation (“ALC”) is a wholly owned subsidiary of ATEL Capital Group, Inc. and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications and general administrative services are performed by AFS.

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2019 and 2018 as follows (in thousands):

	2019	2018
Administrative costs reimbursed to Managing Member and/or affiliates	$569	$801
Asset management fees to Managing Member	185	258
	$754	$1,059

8.  Non-recourse debt:

At December 31, 2019, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.40% to 3.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2019, gross operating lease rentals totaled approximately $4.4 million over the remaining lease terms and the carrying value of the pledged assets is $8.8 million. The notes mature from 2020 through 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2020	$959	$123	$1,082
2021	946	91	1,037
2022	978	58	1,036
2023	1,012	25	1,037
2024	172	1	173
Total	$4,067	$298	$4,365

9.  Senior long-term debt:

As of December 31, 2019, the Fund had no senior long-term debt. As of December 31, 2018, there was  $2.1 million of senior long-term debt which consisted of a note payable to a lender. Such debt was utilized during the fourth quarter of 2013 to partially fund the marine vessel and related bareboat charter purchased by the Fund and its affiliate, ATEL 14, LLC. The note bore interest at a fixed-rate of 3.5% per annum, to accrue in arrears on a monthly basis. On May 20, 2019, a  non-recourse promissory note approximating $9.2 million was executed. The non-recourse promissory note was

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

split evenly between the Fund and its affiliate, ATEL 14, LLC for $4.6 million and were used to pay off the senior long-term debt. The note bore interest at a fixed rate of 3.4% per annum. The non-recourse promissory note is to be serviced by the cash flows generated under a renewed bareboat charter.

10.  Borrowing facilities:

Effective October 31, 2019, the Company entered into an amended and restated revolving credit facility agreement (the “Credit Facility”) replacing the previous revolving credit facility agreement. The Company participated with ATEL Capital Group and certain subsidiaries and affiliated entities as borrowers, with a syndicate of financial institutions as lenders. The Credit Facility is comprised of a working capital sub-facility, an acquisition sub-facility, institutional leasing sub-facility, and a venture line sub-facility. The Company participates in the acquisition sub-facility and the institutional leasing sub-facility, on a several, but not joint, basis (i.e., the Company is liable only for the amount of the advances extended to the Company under those sub-facilities, and not as to amounts extended to any co-borrower).

The aggregate amount of the Credit Facility is $55 million, with sub-limits for each sub-facility, and currently expires June 30, 2021 (unless extended). The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings extended to the Company under the acquisition sub-facility or the institutional leasing sub-facility, on a several, but not joint, basis. The Credit Facility includes certain financial covenants made by the Company, as is customarily found in credit facilities of similar size and nature.

As of December 31, 2019 and 2018, borrowings under the Credit Facility were as follows (in thousands):

	2019	2018
Total available under the financing arrangement	$55,000	$75,000
Amount borrowed by affiliated partnerships and limited liability companies under the
working capital, acquisition and warehouse facilities	(850)	(2,110)
Total remaining available under the working capital, acquisition and warehouse facilities	$54,150	$72,890

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2019, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under Credit Facility is reduced.

As of December 31, 2019, the Company’s Tangible Net Worth requirement under the Credit Facility was $10.0 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $16.1 million, 0.25 to 1 and 21.71 to 1, respectively, as of December 31, 2019. As such, as of December 31, 2019, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1‑,  2‑,  3‑ or 6‑month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. As of December 31, 2019 and 2018, the Company had no borrowings under the Credit Facility.

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

As of December 31, 2019, the investment program participants were the Company, ATEL 16, LLC and ATEL 17, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro-rata portion of the obligations of each of the affiliated limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

11.  Commitments:

At December 31, 2019, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

13.  Members’  capital:

A total of 6,542,557 Units were issued and outstanding at both December 31, 2019 and 2018, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2019 and 2018 were as follows (in thousands except Units and per Unit data):

	2019	2018
Distributions declared	$4,430	$1,303
Weighted average number of Units outstanding	6,542,557	6,544,057
Weighted average distributions per Unit	$0.68	$0.20

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

At December 31, 2019 and 2018, the Company’s warrants and investment securities were measured on a recurring basis. During 2018, the Company recorded non-recurring adjustments to adjust the cost basis of certain notes receivable deemed impaired. There were no non-recurring adjustments during 2019.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2019 and 2018, the calculated fair value of the Fund’s warrant portfolio approximated $225 thousand and $376 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis and classified as Level 3 are as follows (in thousands):

	2019	2018
Fair value of warrants at beginning of year	$376	$387
Unrealized loss on fair market valuation of warrants	17	(11)
Warrants converted to securities	(168)	—
Fair value of warrants at end of year	$225	$376

Impaired notes receivable (non-recurring)

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans).

As of December 31, 2019, the Company had no fair value adjustments related to impaired notes. As of December 31, 2018,  the Company had recorded $67 thousand of fair value adjustments relative to impaired notes.

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

The fair value of investment securities that were accounted for on a recurring basis as of the years ended December 31, 2019 and 2018 classified as Level 1 are as follows (in thousands):

	2019	2018
Fair value of securities at the beginning of year	$127	$101
Unrealized gain on fair valuation of securities	(57)	26
Fair value of investment securities at the end of year	$70	$127

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2019 and 2018:

December 31, 2019
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.12- $12.92
			Exercise price	$0.10 - $160.05
			Time to maturity (in years)	1.98 - 6.08
			Risk-free interest rate	1.58% - 1.73%
			Annualized volatility	37.97% - 109.07%

December 31, 2018
	Valuation	Valuation	Unobservable	Range of
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.00 - $9.98
			Exercise price	$0.10 - $1,000.00
			Time to maturity (in years)	1.62 - 7.08
			Risk-free interest rate	2.46% - 2.59%
			Annualized volatility	35.36% - 91.94%

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2019 and 2018 (in thousands):

	Fair Value Measurements at December 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,027	$3,027	$—	$—	$3,027
Investment in securities	70	70	—	—	70
Warrants, fair value	225	—	—	225	225

Financial liabilities:
Non-recourse debt	4,067	—	—	4,115	4,115

	Fair Value Measurements at December 31, 2018
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,716	$1,716	$—	$—	$1,716
Investment in securities	127	127	—	—	127
Warrants, fair value	376	—	—	376	376

Financial liabilities:
Non-recourse debt	1,191	—	—	1,187	1,187
Senior long-term debt	2,068	—	—	2,456	2,456

15.  Subsequent Events:

Subsequent to December 31, 2019, the World Health Organization declared the novel coronavirus outbreak a public health emergency. The Fund’s operations is located in California, which has restricted gatherings of people due to the coronavirus outbreak. At present, the Fund’s operations have not been adversely affected and continues to function effectively. Due to the dynamic nature of these unprecedented circumstances and possible business disruption, the Fund will continue to monitor the situation closely, but given the uncertainty about the situation, an estimate of the future impact, if any, cannot be made at this time.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a‑15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a‑15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2019. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2019.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 69, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University.  Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 66, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California,  Berkeley.

Vasco H. Morais, age 61, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease

Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2019.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2019 and 2018 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Limitations on Fees

The Fund has adopted a single Asset Management Fee plus the Carried Interest as a means of compensating the Manager for sponsoring the Fund and managing its operations. While this compensation structure is intended to simplify management compensation for purposes of investor’s understanding, state securities administrators use a more complicated compensation structure in their review of equipment program offerings in order to assure that those offerings are fair under the states’ merit review guidelines. The total of all Front End Fees, the Carried Interest and the Asset Management Fee will be subject to the Asset Management Fee Limit in order to assure these state administrators that the Fund will not bear greater fees than permitted under the state merit review guidelines. The North American Securities Administrators Association, Inc. ("NASAA") is an organization of state securities administrators, those state government agencies responsible for qualifying securities offerings in their respective states. NASAA has established standards for the qualification of a number of different types of securities offerings and investment products, including its Statement of Policy on Equipment Programs (the "NASAA Equipment Leasing Guidelines"). Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines establish the standards for payment of reasonable carried interests, promotional interests and fees for equipment acquisition, management, resale and releasing services to equipment leasing program sponsors. Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines set the maximum compensation payable to the sponsor and its affiliates from an equipment leasing program such as the Fund. The Asset Management Fee Limit will equal the maximum compensation payable under Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines as in effect on the date of the Fund’s prospectus (the "NASAA Fee Limitation"). Under the Asset Management Fee Limit, the Fund will calculate the maximum fees payable under the NASAA Fee Limitation and guarantee that the Asset Management Fee it will pay the Manager and its Affiliates, when added to its Carried Interest, will never exceed the fees and interest payable to a sponsor and its affiliates under the NASAA Fee Limitation.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2019, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1)	(2)	(3)	(4)
	Name and Address of	Amount and Nature of	Percent of
Title of Class	Beneficial Owner	Beneficial Ownership	Class
Limited Liability Company Units	ATEL Financial Services, LLC	Initial Limited Liability	0.008%
	The Transamerica Pyramid	Company Units
	600 Montgomery Street, 9th Floor	50 Units ($500)
	San Francisco, CA 94111

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions” at Note 7 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2019 and 2018, the Company incurred audit fees with its principal auditors totaling $137 thousand and $83 thousand, respectively.

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10‑Q.

The board of directors of the Managing Member acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm		15
	Balance Sheets at December 31, 2019 and 2018		16
	Statements of Operations for the years ended December 31, 2019 and 2018		17
	Statements of Changes in Members’ Capital for the years ended December 31, 2019 and 2018		18
	Statements of Cash Flows for the years ended December 31, 2019 and 2018		19
	Notes to Financial Statements		20

2.	Financial Statement Schedules

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

	(4.1)	Description of the Registrant’s Securities pursuant to Section 12 of the Securities Exchange Act of 1934
	(14.1)	Code of Ethics
	(31.1)	Certification of Dean L. Cash pursuant to Rules 13a‑14(a)/15d‑14(a)
	(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a‑14(a)/15d‑14(a)
	(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
	(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
	(101.INS)	XBRL Instance Document
	(101.SCH)	XBRL Taxonomy Extension Schema Document
	(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
	(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
	(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
	(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2020

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)	March 25, 2020
Dean L. Cash

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 25, 2020
Paritosh K. Choksi

/s/ Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 25, 2020
Samuel Schussler

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10‑K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.