Form 10-Q
period 2020-03-31
ATEL 15, LLC
filed 2020-05-15
CIK 1519117

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2020

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b‑2 of the Exchange Act. (Check one):

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

The number of Limited Liability Company Units outstanding as of April 30, 2020 was 6,542,557.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

MARCH 31, 2020 AND DECEMBER 31, 2019

(In Thousands)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,975	$3,027
Accounts receivable, net	39	73
Investment in securities	159	316
Warrants, fair value	36	225
Equipment under operating leases, net	17,784	18,314
Prepaid expenses and other assets	13	21
Total assets	$20,006	$21,976

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$167	$155
Accrued distributions to Other Members	1,472	1,472
Other	147	138
Non-recourse debt	3,808	4,067
Unearned operating lease income	182	69
Total liabilities	5,776	5,901

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	14,230	16,075
Total Members’ capital	14,230	16,075
Total liabilities and Members’ capital	$20,006	$21,976

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Leasing and lending activities:
Operating leases revenue, net	$993	$1,420
Interest on notes receivable	—	14
Gain on sale of operating lease assets and early termination of notes receivable	—	5
Unrealized (loss) gain on fair value adjustment for securities	(160)	3
Unrealized loss on fair value adjustment for warrants	(189)	—
Other	2	6
Total revenues	646	1,448

Expenses:
Depreciation of operating lease assets	529	882
Asset management fees to Managing Member	42	70
Cost reimbursements to Managing Member and/or affiliates	141	160
Provision for losses on notes receivable	—	7
Amortization of initial direct costs	1	—
Interest expense	34	29
Professional fees	49	80
Outside services	10	26
Taxes on income and franchise fees	18	10
Storage fees	42	11
Other	34	56
Total expenses	900	1,331
Net (loss) income	$(254)	$117

Net (loss) income:
Managing Member	$119	$1
Other Members	(373)	116
	$(254)	$117

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.06)	$0.02
Weighted average number of Units outstanding	6,542,557	6,542,557

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS  ENDED

MARCH 31, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended March 31, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	6,542,557	$16,075	$—	$16,075
Distributions to Other Members ( $0.22 per Unit)	—	(1,472)	—	(1,472)
Distributions to Managing Member	—	—	(119)	(119)
Net (loss) income	—	(373)	119	(254)
Balance March 31, 2020	6,542,557	$14,230	$—	$14,230

	Three Months Ended March 31, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2018	6,542,557	$21,289	$—	$21,289
Distributions to Other Members ( $0.00 per Unit)	—	(7)	—	(7)
Distributions to Managing Member	—	—	(1)	(1)
Net income	—	116	1	117
Balance March 31, 2019	6,542,557	$21,398	$—	$21,398

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2020 AND 2019

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net (loss) income	$(254)	$117
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of equipment under operating lease	—	(5)
Depreciation of operating lease assets	529	882
Amortization of initial direct costs	1	—
Provision for credit losses	2	7
Unrealized loss (gain) on fair value adjustment for securities	160	(3)
Unrealized loss on fair value adjustment for warrants	189	—
Changes in operating assets and liabilities:
Accounts receivable	32	10
Due from Managing Member and affiliates	—	1
Prepaid expenses and other assets	8	14
Due to Managing Member and affiliates	12	47
Accounts payable, other	9	19
Unearned operating lease income	113	182
Net cash provided by operating activities	801	1,271

Investing activities:
Purchase of securities	(3)	—
Proceeds from sales of equipment under operating leases and early termination of notes	—	190
Net cash (used in) provided by investing activities	(3)	190

Financing activities:
Repayments under non-recourse debt	(259)	(622)
Distributions to Other Members	(1,472)	(7)
Distributions to Managing Member	(119)	(1)
Net cash used in financing activities	(1,850)	(630)

Net (decrease) increase in cash and cash equivalents	(1,052)	831
Cash and cash equivalents at beginning of period	3,027	1,716
Cash and cash equivalents at end of period	$1,975	$2,547

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$34	$8
Cash paid during the period for taxes	$26	$17
Conversion of warrants to equity securities	$—	$168

Schedule of non-cash financing transactions:
Distributions payable to Other Members at period-end	$1,472	$—
Distributions payable to Managing Member at period-end	$119	$—

See accompanying notes.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.  Organization and Limited Liability Company matters:

ATEL 15, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on March 4, 2011 for the purpose of raising capital and originating equipment financing transactions and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member” or “Manager”), a Nevada limited liability company. The Managing Member is controlled by ATEL Financial Services (“AFS”), a wholly-owned subsidiary of ATEL Capital Group. The Fund may continue until terminated as provided in the ATEL 15, LLC Amended and Restated Limited Liability Company Operating Agreement dated October 28, 2011 ( the  ”Operating Agreement”). Contributions in the amount of $500 were received as of May 3, 2011, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member. The offering of the Company was granted effectiveness by the Securities and Exchange Commission as of October 28, 2011.

As of March 31,  2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million  (inclusive of the $500 initial Member’s capital investment) have been received.  As of the same date, 6,542,557 Units were issued and outstanding.

The Company  is  governed by its Operating Agreement. Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 5). The Company is required to maintain reasonable cash reserves for working capital, the repurchases of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2020, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing and financing opportunities is North America. All of the Company’s current operating revenues for the respective three months ended March 31, 2020 and 2019, and long-lived tangible assets as of March 31, 2020 and December 31, 2019 relate to customers domiciled in the United States.

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

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $159 thousand and $316 thousand of purchased securities at March 31, 2020 and December 31, 2019, respectively. During the respective three months ended March 31, 2020 and 2019, the Company recorded $5 thousand and $37 thousand of unrealized losses on investment securities with readily determinable fair values. In addition, the Company recorded a $155 thousand unrealized loss and a $40 thousand unrealized gain on investment securities that do not have readily determinable fair values based on changes in observable prices for the three months ended March 31, 2020 and 2019, respectively. Cumulatively, a total of $172 thousand was recorded to reduce the value of such investment securities based on changes in observable prices. The Company had no impairment adjustments on investment securities during the three months ended March 31, 2020 and 2019. There was no gain on sales or dispositions of investment in securities during the three months ended March 31, 2020 and 2019.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. As of March 31, 2020 and December 31, 2019, the estimated fair value of the Company’s portfolio of warrants was $36 thousand and $225 thousand, respectively. During the three months ended March 31, 2020, the Company recorded unrealized losses of $189 thousand on fair value of the Company’s portfolio of warrants. During the three months ended March 31, 2019, the Company did not record any unrealized gains or losses on fair valuation of its warrants. There was a net $168 thousand exercise of warrants in exchange for securities in the first quarter of 2019. No exercises of any kind occurred during the comparative current year period.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with Accounting Standards Codification (“ASC”) 360-10-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis. Upon adoption of Accounting Standards Update (“ASU”) 2016-02, provisions for credit losses relating to operating leases are  now included in lease income in the Company’s financial statements. Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the Company’s financial statements.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Initial direct costs:

With the adoption of ASU 2016-02, certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. In 2018 and prior, the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net (loss) income and distributions per Unit is based upon the weighted average number of Other Members Units outstanding during the period.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Recent accounting pronouncements:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP that are intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. Management is currently evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Fund’s financial statements and disclosures.

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

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new CECL impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

On August 15, 2019, the FASB issued a proposed ASU that would grant certain companies additional time to implement the FASB standards on CECL and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective date for hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of Topic 326 until fiscal year beginning after December 15, 2022.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASU 2018-13”), which amends the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. This ASU modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. Management is currently evaluating the impact of this standard on the financial statements and related disclosure requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Fund adopted ASU 2018-13 on January 1, 2020. Such adoption did not have a significant impact on the Fund’s financial statements and related disclosure requirements.

3. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for	Valuation
	Doubtful	Adjustments	Total
	Accounts	on	Allowance for
	Operating Leases	Notes Receivable	Credit Losses
Balance December 31, 2018	$—	$67	$67
Provision for credit losses	—	7	7
Balance March 31, 2019	$—	$74	$74

Balance December 31, 2019	$—	$—	$—
Provision for credit losses	2	—	2
Balance March 31, 2020	$2	$—	$2

As of March 31, 2020,  the Company has no allowance for notes receivable. As of March 31, 2019, the Company has $74 thousand allowance for notes receivable.

4. Equipment under operating leases, net:

The Company’s investment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications	Expense or	Balance
	December 31,	& Additions /	Amortization	March 31,
	2019	Dispositions	of Leases	2020
Equipment under operating leases, net	$15,159	$(318)	$(529)	$14,312
Assets held for sale or lease, net	3,149	317	—	3,466
Initial direct costs, net	6	1	(1)	6
Total	$18,314	$—	$(530)	$17,784

For the respective three months ended March 31, 2020 and 2019, the Company did not record any impairment losses.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $529 thousand and $882 thousand for the three months ended March 31, 2020 and 2019, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2011 through 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	March 31,
	2019	Additions	or Dispositions	2020
Marine vessel	$19,410	$—	$—	$19,410
Manufacturing	6,437	—	—	6,437
Transportation, rail	5,094	—	—	5,094
Facility – other	5,084	—	—	5,084
Agriculture	2,112	—	(1,124)	988
Construction	1,775	—	—	1,775
Other	1,158	—	1	1,159
	41,070	—	(1,123)	39,947
Less accumulated depreciation	(25,911)	(529)	805	(25,635)
Total	$15,159	$(529)	$(318)	$14,312

The average estimated residual value for assets on operating leases was 21% and 23% of the assets’ original cost at March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2020	$1,587
Year Ending December 31, 2021	2,037
2022	1,903
2023	1,176
2024	254
Thereafter	16
$6,973

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2020, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 50
Marine vessel	20 – 30
Manufacturing	10 – 15
Agriculture	7 – 10
Construction	7 – 10
Facility - other	7 – 10
Other	7 – 10

5.  Related party transactions:

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three months ended March 31, 2020 and 2019 as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Administrative costs reimbursed to Managing Member and/or affiliates	$141	$160
Asset management fees to Managing Member	42	70
	$183	$230

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6.  Non-recourse debt:

At March 31, 2020, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the notes range from 3.40% to 3.66% per annum. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2020, gross operating lease rentals totaled approximately $4.1 million over the remaining lease terms and the carrying value of the pledged assets is $8.5 million. The notes mature from 2020 through 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2020	$700	$89	$789
Year ending December 31, 2021	946	91	1,037
2022	978	58	1,036
2023	1,012	25	1,037
2024	172	1	173
Total	$3,808	$264	$4,072

On May 20, 2019, a non-recourse promissory note approximating $9.2 million was executed. The non-recourse promissory note was split evenly between the Fund and its affiliate, ATEL 14, LLC for $4.6 million and were used to pay off the senior long-term debt. The note bore interest at a fixed rate of 3.4% per annum. The nonrecourse promissory note is to be serviced by the cash flows generated under a renewed bareboat charter.

7. Borrowing facilities:

The Company was a party with ATEL Capital Group and certain subsidiaries, and affiliated funds in a $75 million revolving credit facility with a syndicate of financial institutions as lenders.  The credit facility was renewed during the fourth quarter of 2019, upon which, the Company ceased to be a participant.

8.  Commitments:

At March 31, 2020, there were no commitments to purchase lease assets or to fund investments in notes receivable.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

9. Members’ capital:

A total of 6,542,557 Units were issued and outstanding at both March 31, 2020 and December 31, 2019, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three months ended March 31, 2020 and 2019 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2020	2019
Distributions declared	$1,472	$7
Weighted average number of Units outstanding	6,542,557	6,542,557
Weighted average distributions per Unit	$0.22	$0.00

10. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2020 and 2019, the Company’s investment in securities and warrants were measured on a recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2020 and December 31, 2019, the calculated fair value of the Fund’s warrant portfolio approximated $36 thousand and $225 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis and classified as Level 3 are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Fair value of warrants at beginning of period	$225	$376
Unrealized loss on fair market valuation of warrants	(189)	—
Warrants converted to securities	—	(168)
Fair value of warrants at end of period	$36	$208

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The fair value of investment securities that were accounted for on a recurring basis as of the three months ended March 31, 2020 and 2019 classified as Level 1 are as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Fair value of securities at the beginning of period	$70	$128
Unrealized loss on fair market valuation of securities	(5)	(37)
Fair value of investment securities at the end of period	$65	$91

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2020 and December 31, 2019:

March 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.12- $5.23 (0.30)
			Exercise price	$0.10 - $1,000.00 (0.49)
			Time to maturity (in years)	0.37 - 5.83 (1.95)
			Risk-free interest rate	0.15% - 0.45% (0.23%)
			Annualized volatility	35.15% - 114.63% (39.75)

December 31, 2019
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.12- $12.92 (0.38)
			Exercise price	$0.10 - $160.05 (0.41)
			Time to maturity (in years)	1.98 - 6.08 (2.20)
			Risk-free interest rate	1.58% - 1.73% (1.59%)
			Annualized volatility	37.97% - 109.07% (48.35)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at March 31, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,975	$1,975	$—	$—	$1,975
Investment in securities	65	65	—	—	65
Warrants, fair value	36	—	—	36	36

Financial liabilities:
Non-recourse debt	3,808	—	—	3,954	3,954

	Fair Value Measurements at December 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,027	$3,027	$—	$—	$3,027
Investment in securities	70	70	—	—	70
Warrants, fair value	225	—	—	225	225

Financial liabilities:
Non-recourse debt	4,067	—	—	4,115	4,115

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

11. Global health emergency:

On January 30, 2020, the World Health Organization declared a global health emergency. The Fund’s operations are located in California, which has restricted gatherings of people due to the coronavirus outbreak. At present, the Fund’s operations have not been adversely affected and continue to function effectively. Due to the dynamic nature of these unprecedented circumstances and possible business disruption, the Fund will continue to monitor the situation closely, but given the uncertainty about the situation, an estimate of the future impact, if any, cannot be made at this time.

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

As of March 31, 2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) had been received. As of the same date, 6,542,557 Units were issued and outstanding.

Results of Operations

The three months ended March 31, 2020 versus the three months ended March 31, 2019

The Company had a net loss of $254 thousand and net income of $117 thousand for the three months ended March 31, 2020 and 2019, respectively. The results for the first quarter of 2020 reflect decreases in both revenues and operating expenses when compared to the prior year period.

Total revenues were $646 thousand and $1.5 million for the three months ended March 31, 2020 and 2019, respectively. The $802 thousand, or 55%, decline in revenues was primarily due to decreases in operating lease revenues, and increases in unrealized losses on the Fund’s warrants and investment securities.

The $427 thousand decrease in operating lease revenues was primarily due to portfolio run off and disposition of lease assets. The increases in unrealized losses on the Fund’s warrants and investment securities totaled $189 thousand and $160 thousand, respectively, and was due to a change in the stock price of certain warrants and a  lower interest rate environment.

Total expenses were $900 thousand and $1.3 million for the three months ended March 31, 2020 and 2019, respectively. The $431 thousand, or 32%, reduction in expenses was primarily due to decreases in depreciation, professional fees and management fees partially offset by an increase in storage fees.

Depreciation was reduced by $353 thousand largely due to portfolio run-off and sales of lease assets. Professional fees decreased by $31 thousand primarily due to lower tax services and audit-related fees; and, management fees decreased by $28 thousand due to the continued decline in managed assets and related revenues. Partially offsetting the aforementioned decreases in expenses was a $31 thousand increase in storage fees, which was a direct result of an increase in off-lease assets.

Capital Resources and Liquidity

At March 31, 2020 and December 31, 2019, the Company’s cash and cash equivalents totaled $2.0 million and $3.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data ( in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$801	$1,271
Investing activities	(3)	190
Financing activities	(1,850)	(630)
Net (decrease) increase in cash and cash equivalents	$(1,052)	$831

During the three months ended March 31, 2020 and 2019, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, during the first quarter of 2019,  the Company received $190 thousand of proceeds from sales of lease assets and early termination of notes receivable. There were no such proceeds during the current quarter.

During the same comparative periods, cash was primarily used to make distributions, and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member amounted to $1.6 million and $8 thousand during the three months ended March 31, 2020 and 2019, respectively. During the three month periods ended March 31, 2020 and 2019, cash payments made to reduce non-recourse debt totaled $259 thousand and $622 thousand, respectively. Cash was also used to pay invoices related to management fees and expenses, and other payables during both three month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through March 31, 2020.

Cash distributions were made by the Fund to Unitholders of record as of December 31, 2019 and paid through March 31, 2020. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2020 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit(2)	Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		$ n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951		—		5,951		0.90	6,612,560
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	5,934		—		5,934		0.90	6,606,921
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	5,892		—		5,892		0.90	6,567,800
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	1,918		—		1,918		0.29	6,554,450
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,958		—		2,958		0.45	6,542,557
Dec 2019 – Feb 2020	Jan 2020 – Mar 2020	1,472		—		1,472		0.22	6,542,557
		$35,441		$—		$35,441		$6.23

Source of distributions
Lease and loan payments and sales proceeds received		$35,441	100.00%	$—	0.00%	$35,441	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$35,441	100.00%	$—	0.00%	$35,441	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)

Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, December 1, 2015 to November 30, 2016, December 1, 2016 to November 30, 2017, December 1, 2017 to November 30, 2018, December 1, 2018 to November 30, 2019, December 1, 2019 to February 29, 2020, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2020, there were no commitments to purchase lease assets and to fund investments in notes receivable.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to the Company’s significant accounting policies since December 31, 2019.

Item 4. Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a‑15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

	(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
	(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
	(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
	(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
	(101.INS)	XBRL Instance Document
	(101.SCH)	XBRL Taxonomy Extension Schema Document
	(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
	(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
	(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
	(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2020

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