Form 10-Q
period 2020-06-30
ATEL 15, LLC
filed 2020-08-14
CIK 1519117

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

⌧              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2020

◻         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

The number of Limited Liability Company Units outstanding as of July 31, 2020 was 6,542,557.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

JUNE 30, 2020 AND DECEMBER 31, 2019

(In Thousands)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$792	$3,027
Accounts receivable, net	85	73
Investment in securities	422	316
Warrants, fair value	359	225
Equipment under operating leases, net	17,220	18,314
Prepaid expenses and other assets	13	21
Total assets	$18,891	$21,976

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$97	$155
Accrued distributions to Other Members	327	1,472
Other	200	138
Non-recourse debt	3,569	4,067
Unearned operating lease income	40	69
Total liabilities	4,233	5,901

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	14,658	16,075
Total Members’ capital	14,658	16,075
Total liabilities and Members’ capital	$18,891	$21,976

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating revenues:
Leasing and lending activities:
Operating leases revenue, net	$963	$1,057	$1,957	$2,470
Interest on notes receivable	—	13	—	27
Gain (loss) on sale of operating lease assets	101	(6)	101	(1)
Other revenue	2	585	4	591
Total operating revenues	1,066	1,649	2,062	3,087

Operating expenses:
Depreciation of operating lease assets	504	909	1,033	1,791
Asset management fees to Managing Member	27	35	69	105
Cost reimbursements to Managing Member and/or affiliates	138	132	279	292
Amortization of initial direct costs	—	—	1	—
Interest expense	32	34	66	63
Professional fees	53	50	102	130
Outside services	17	16	27	42
Taxes on income and franchise fees	50	121	68	131
Storage fees	22	36	64	47
Other expense	27	49	62	105
Total operating expenses	870	1,382	1,771	2,706
Net income from operations	196	267	291	381

Other income (loss):
Unrealized gain on fair value adjustment for securities	263	5	103	8
Unrealized gain (loss) on fair value adjustment for warrants	323	(13)	134	(13)
Total other income (loss)	586	(8)	237	(5)
Net income	$782	$259	$528	$376

Net income:
Managing Member	$27	$119	$146	$120
Other Members	755	140	382	256
	$782	$259	$528	$376

Net income per Limited Liability Company Unit (Other Members)	$0.12	$0.02	$0.06	$0.04
Weighted average number of Units outstanding	6,542,557	6,542,557	6,542,557	6,542,557

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended June 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2020	6,542,557	$14,230	$—	$14,230
Distributions to Other Members ($0.05 per Unit)	—	(327)	—	(327)
Distributions to Managing Member	—	—	(27)	(27)
Net income	—	755	27	782
Balance June 30, 2020	6,542,557	$14,658	$—	$14,658

	Six Months Ended June 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	6,542,557	$16,075	$—	$16,075
Distributions to Other Members ($0.27 per Unit)	—	(1,799)	—	(1,799)
Distributions to Managing Member	—	—	(146)	(146)
Net income	—	382	146	528
Balance June 30, 2020	6,542,557	$14,658	$—	$14,658

	Three Months Ended June 30, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2019	6,542,557	$21,398	$—	$21,398
Distributions to Other Members ($0.23 per Unit)	—	(1,479)	—	(1,479)
Distributions to Managing Member	—	—	(119)	(119)
Net income	—	140	119	259
Balance June 30, 2019	6,542,557	$20,059	$—	$20,059

	Six Months Ended June 30, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2018	6,542,557	$21,289	$—	$21,289
Distributions to Other Members ($0.23 per Unit)	—	(1,486)	—	(1,486)
Distributions to Managing Member	—	—	(120)	(120)
Net income	—	256	120	376
Balance June 30, 2019	6,542,557	$20,059	$—	$20,059

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2020 AND 2019

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net income	$528	$376
Adjustment to reconcile net income to cash provided by operating activities:
(Gain) loss on sales of operating lease assets	(101)	1
Depreciation of operating lease assets	1,033	1,791
Amortization of initial direct costs	1	—
Provision for credit losses	1	30
Unrealized gain on fair value adjustment for securities	(103)	(8)
Unrealized (gain) loss on fair value adjustment for warrants	(134)	13
Changes in operating assets and liabilities:
Accounts receivable	(13)	14
Due from Managing Member and affiliates	—	1
Prepaid expenses and other assets	8	21
Due to Managing Member and affiliates	34	(9)
Accounts payable, other	62	(381)
Unearned operating lease income	(29)	40
Net cash provided by operating activities	1,287	1,889

Investing activities:
Purchase of securities	(3)	—
Proceeds from sales of operating lease assets	161	240
Principal payments received on direct financing leases	—	2
Net cash provided by investing activities	158	242

Financing activities:
Borrowing under non-recourse debt	—	4,624
Repayments under non-recourse debt	(498)	(977)
Repayments under senior long term debt	—	(2,068)
Distributions to Other Members	(2,944)	(1,486)
Distributions to Managing Member	(238)	(120)
Net cash used in financing activities	(3,680)	(27)

Net (decrease) increase in cash and cash equivalents	(2,235)	2,104
Cash and cash equivalents at beginning of period	3,027	1,716
Cash and cash equivalents at end of period	$792	$3,820

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$66	$29
Cash paid during the period for taxes	$97	$121
Conversion of warrants to equity securities	$—	$168

Schedule of non-cash financing transactions:
Distributions payable to Other Members at period-end	$327	$—
Distributions payable to Managing Member at period-end	$27	$—

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

As of June 30, 2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,542,557 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. these reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2020, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing and financing opportunities is North America. All of the Company’s current operating revenues for the respective three and six months ended June 30, 2020 and 2019, and long-lived tangible assets as of June 30, 2020 and December 31, 2019 relate to customers domiciled in the United States.

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease which is currently due to the Company.

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

Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease outstanding less than 90 days. Based upon management’s judgment, such leases may be placed in non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, revenues on operating leases are recognized on a cash basis. All payments received on amounts billed under operating lease is applied only against outstanding principal balances.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Investment in securities:

From time to time, the Company may purchase securities of its borrowers in connection with its lending arrangements.

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $422 thousand and $316 thousand of purchased securities at June 30, 2020 and December 31, 2019, respectively. During the respective three months ended June 30, 2020 and 2019, the Company recorded $263 thousand and $5 thousand of unrealized gains on investment securities with readily determinable fair values. The unrealized gains during the current quarter reflect $258 thousand of increases in the fair market value of equity securities related to a privately held company which recently completed an initial public offering. During the respective six months ended June 30, 2020 and 2019, the Company recorded $103 thousand and $8 thousand of unrealized gains on investment securities with readily determinable fair values. There were no fair value adjustments on the Company’s remaining investment securities that do not have readily determinable fair values during the three and six months ended June 30, 2020 and 2019. Cumulatively, a total of $17 thousand was recorded to reduce the value of such investment securities held at June 30, 2020 based on changes in observable prices. The Company had no impairment adjustments on investment securities during the three and six months ended June 30, 2020 and 2019. There was no gain on sales or dispositions of investment in securities during the three and six months ended June 30, 2020 and 2019.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. As of June 30, 2020 and December 31, 2019, the estimated fair value of the Company’s portfolio of warrants was $359 thousand and $225 thousand, respectively. During the three months ended June 30, 2020 and 2019, the Company recorded unrealized gains of $323 thousand and unrealized losses of $13 thousand on fair value of the Company’s portfolio of warrants. During the six months ended June 30, 2020 and 2019, the Company recorded unrealized gains of $134 thousand and unrealized losses of $13 thousand on fair valuation of its warrants. There was a net $168 thousand exercise of warrants in exchange for securities during the six months ended June 30, 2019, all of which occurred in the first quarter. No exercises of any kind occurred during the comparative current year period.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Company’s cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and equipment under operating leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, equipment under operating leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. Management is currently evaluating the standard and expects the update may potentially result in the increase in the allowance for credit losses given the change to estimated losses over the contractual life adjusted for expected prepayments.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

On August 15, 2019, the FASB issued a proposed ASU that would grant certain companies additional time to implement the FASB standards on CECL and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective date for hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of Topic 326 until the fiscal year beginning after December 15, 2022.

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

3. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for	Valuation
	Doubtful	Adjustments	Total
	Accounts	on	Allowance for
	Operating Leases	Notes Receivable	Credit Losses
Balance December 31, 2018	$—	$67	$67
Provision for credit losses	17	13	30
Write-off	—	(80)	(80)
Balance June 30, 2019	$17	$—	$17

Balance December 31, 2019	$—	$—	$—
Provision for credit losses	1	—	1
Balance June 30, 2020	$1	$—	$1

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Equipment under operating leases, net:

The Company’s investment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications	Expense or	Balance
	December 31,	& Additions /	Amortization	June 30,
	2019	Dispositions	of Leases	2020
Equipment under operating leases, net	$15,159	$(376)	$(1,033)	$13,750
Assets held for sale or lease, net	3,149	315	—	3,464
Initial direct costs, net	6	1	(1)	6
Total	$18,314	$(60)	$(1,034)	$17,220

For the respective six months ended June 30, 2020 and 2019, the Company did not record any impairment losses.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $504 thousand and $909 thousand for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense on the Company’s equipment totaled $1.0 million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2011 through 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	June 30,
	2019	Additions	or Dispositions	2020
Marine vessel	$19,410	$—	$—	$19,410
Manufacturing	6,437	—	—	6,437
Transportation, rail	5,094	—	—	5,094
Facility – other	5,084	—	—	5,084
Agriculture	2,112	—	(1,416)	696
Construction	1,775	—	—	1,775
Other	1,158	—	—	1,158
	41,070	—	(1,416)	39,654
Less accumulated depreciation	(25,911)	(1,033)	1,040	(25,904)
Total	$15,159	$(1,033)	$(376)	$13,750

The average estimated residual value for assets on operating leases was 19% and 23% of the assets’ original cost at June 30, 2020 and December 31, 2019, respectively.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2020, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Six months ending December 31, 2020	$1,142
Year Ending December 31, 2021	2,037
2022	1,903
2023	1,176
2024	254
2025	16
$6,528

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2020, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three and six months ended June 30, 2020 and 2019 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Administrative costs reimbursed to Managing Member and/or affiliates	$138	$132	$279	$292
Asset management fees to Managing Member	27	35	69	105
	$165	$167	$348	$397

6. Non-recourse debt:

At June 30, 2020, non-recourse debt consists of a note payable to financial institutions. The note payments are due in monthly installments. Interest on the note is 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At June 30, 2020, gross operating lease rentals totaled approximately $3.8 million over the remaining lease terms and the carrying value of the pledged assets is $7.9 million. The note matures in 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2020	$460	$57	$517
Year ending December 31, 2021	946	91	1,037
2022	979	58	1,037
2023	1,012	25	1,037
2024	172	1	173
Total	$3,569	$232	$3,801

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The non-recourse debt represents half of a $9.2 million non-recourse promissory note executed on May 20, 2019. The non-recourse promissory note was split evenly between the Fund and its affiliate, ATEL 14, LLC, and was used to pay off the senior long-term debt. The non-recourse promissory note is to be serviced by the cash flows generated under a renewed bareboat charter.

7. Borrowing facilities:

The Company was a party with ATEL Capital Group and certain subsidiaries, and affiliated funds in a $75 million revolving credit facility with a syndicate of financial institutions as lenders. The credit facility was renewed during the fourth quarter of 2019, whereupon, the Company ceased to be a participant.

8. Commitments:

At June 30, 2020, there were no commitments to purchase lease assets or to fund investments in notes receivable.

9. Members’ capital:

A total of 6,542,557 Units was issued and outstanding at June 30, 2020 and December 31, 2019, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Distributions declared	$327	$1,479	$1,799	$1,486
Weighted average number of Units outstanding	6,542,557	6,542,557	6,542,557	6,542,557
Weighted average distributions per Unit	$0.05	$0.23	$0.27	$0.23

10. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At June 30, 2020 and December 31, 2019, the Company’s investment in securities and warrants were measured on a recurring basis.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2020 and December 31, 2019, the calculated fair value of the Fund’s warrant portfolio approximated $359 thousand and $225 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis and classified as Level 3 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Fair value of warrants at beginning of period	$36	$208	$225	$376
Unrealized gain/(loss) on fair market valuation of warrants	323	(13)	134	(13)
Warrants converted to securities	—	—	—	(168)
Fair value of warrants at end of period	$359	$195	$359	$195

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of June 30, 2020 and December 31, 2019, the fair value of such investment securities totaled $381 thousand and $70 thousand respectively.

The fair value of investment securities that were accounted for on a recurring basis as of the three and six months ended June 30, 2020 and 2019 classified as Level 1 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Fair value of securities at the beginning of period	$65	$91	$70	$101
Conversion of previously held private securities	53	—	53	—
Unrealized gain (loss) on fair market valuation of securities	263	4	258	(6)
Fair value of investment securities at the end of period	$381	$95	$381	$95

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2020 and December 31, 2019:

June 30, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.12- $45.33 ($1.23)
			Exercise price	$0.10 - $1,000.00 ($0.52)
			Time to maturity (in years)	0.12 - 3.85 (1.66)
			Risk-free interest rate	0.16% - 0.24% (0.17%)
			Annualized volatility	34.42% - 110.18% (36.36%)

December 31, 2019
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.12- $12.92 ($0.38)
			Exercise price	$0.10 - $160.05 ($0.41)
			Time to maturity (in years)	1.98 - 6.08 (2.20)
			Risk-free interest rate	1.58% - 1.73% (1.59%)
			Annualized volatility	37.97% - 109.07% (48.35%)

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

(Unaudited)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at June 30, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$792	$792	$—	$—	$792
Investment in securities	381	381	—	—	381
Warrants, fair value	359	—	—	359	359

Financial liabilities:
Non-recourse debt	3,569	—	—	3,704	3,704

	Fair Value Measurements at December 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,027	$3,027	$—	$—	$3,027
Investment in securities	70	70	—	—	70
Warrants, fair value	225	—	—	225	225

Financial liabilities:
Non-recourse debt	4,067	—	—	4,115	4,115

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

As of June 30, 2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) had been received. As of the same date, 6,542,557 Units were issued and outstanding.

Results of Operations

The three months ended June 30, 2020 versus the three months ended June 30, 2019

The Company had net income of $782 thousand and $259 thousand for the three months ended June 30, 2020 and 2019, respectively. The results for the second quarter of 2020 reflect decreases in both operating revenues and operating expenses, and an increase in other income when compared to the prior year period.

Total operating revenues were $1.1 million and $1.6 million for the three months ended June 30, 2020 and 2019, respectively. The $583 thousand, or 35%, decline in operating revenues was primarily due to decreases in other revenue and operating lease revenues partially offset by a favorable change in gains on sales of operating lease assets.

Other revenue declined by $583 thousand as the prior year period included an approximate $584 thousand of deferred maintenance fees for excess wear and tear on certain returned equipment. Operating lease revenues decreased by $94 thousand primarily due to run-off and disposition of lease assets. As a partial offset to the aforementioned decreases in revenues, the Company recorded gains on sales of operating lease assets totaling $101 thousand as compared to losses on such sales totaling $6 thousand during the prior year period. The favorable variance is attributable to a change in the mix of assets sold.

Total operating expenses were $870 thousand and $1.4 million for the three months ended June 30, 2020 and 2019, respectively. The $512 thousand, or 37%, reduction in operating expenses was primarily due to decreases in depreciation expense, taxes on income and franchise fees, other expense and storage fees.

Depreciation expense declined by $405 thousand largely due to an increase in assets fully depreciated to residual values, run-off and sales of lease assets. Taxes on income and franchise fees decreased by $71 thousand due to a lower estimated tax liability. Other expense was reduced by $22 thousand primarily due to lower freight and shipping, and railcar maintenance costs; and, storage fees were lower by $14 thousand primarily due to dispositions of off-lease assets.

During the current quarter, the Company also recorded other income totaling $586 thousand related to the fair valuation of its warrants and investment securities. This compares to other loss of $8 thousand recorded on such assets during the prior year period. An approximate $320 thousand and $258 thousand of the current quarter unrealized gains on the fair valuation of warrants and investment securities, respectively, resulted from a significant change in the stock price of holdings in a privately held company which had recently completed an initial public offering.

The six months ended June 30, 2020 versus the six months ended June 30, 2019

The Company had net income of $528 thousand and $376 thousand for the six months ended June 30, 2020 and 2019, respectively. The results for the first six months of 2020 reflect decreases in both revenues and operating expenses, and an increase in other income when compared to the prior year period.

Total operating revenues were $2.1 million and $3.1 million for the six months ended June 30, 2020 and 2019, respectively. The $1.0 million, or 33%, decline in operating revenues was primarily due to decreases in other revenue, and operating lease revenues partially offset by a favorable change in gains recorded on sales of operating lease assets.

Other revenue declined by $587 thousand as the prior year amount included an approximate $584 thousand of deferred maintenance fees for excess wear and tear on certain equipment returned during the second quarter of 2019. Operating lease revenues decreased by $513 thousand primarily due to run-off and disposition of lease assets since June 30, 2019. As a partial offset to such decreases, the Company recorded gains on sales of operating lease assets totaling $101 thousand as compared to $1 thousand of losses during the prior year period. The favorable variance is attributable to a change in the mix of assets sold.

Total operating expenses were $1.8 million and $2.7 million for the six months ended June 30, 2020 and 2019, respectively. The $935 thousand, or 35%, reduction in expenses was primarily due to decreases in depreciation expense, taxes on income and franchise fees, other expense, asset management fees and professional fees.

Depreciation expense was lower by $758 thousand largely due to an increase in assets fully depreciated to residual values, run-off and sales of lease assets. Taxes on income and franchise fees decreased by $63 thousand due to a lower estimated tax liability. Other expense was reduced by $43 thousand primarily due to lower freight and shipping, railcar maintenance and insurance costs. Asset management fees declined by $36 thousand due to lower managed assets and related revenues; and, professional fees decreased by $28 thousand as a result of lower audit-related and tax services fees.

During the first half of 2020, the Company recorded other income totaling $237 thousand related to the fair valuation of its warrants and investment securities. This compares to other loss of $5 thousand recorded during the prior year period. An approximate $137 thousand and $103 thousand of the current year unrealized gains on the fair valuation of warrants and investment securities, respectively, resulted from a significant change in the stock price of holdings in a privately held company which had completed an initial public offering during the second quarter of 2020.

Capital Resources and Liquidity

At June 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents totaled $792 thousand and $3 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$1,287	$1,889
Investing activities	158	242
Financing activities	(3,680)	(27)
Net (decrease) increase in cash and cash equivalents	$(2,235)	$2,104

The six months ended June 30, 2020 versus the six months ended June 30, 2019

During the six months ended June 30, 2020 and 2019, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, during the same respective periods, the Company received $161 thousand and $240 thousand of proceeds from sales of lease assets. Also, during the first half of 2019, the Company obtained $4.6 million of borrowings under non-recourse debt.

During the six months ended June 30, 2020 and 2019, cash was primarily used to pay distributions, and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $3.2 million and $1.6 million for the respective six months ended June 30, 2020 and 2019; and, cash used to reduce non-recourse debt totaled $498 thousand and $977 thousand for the same respective periods. In addition, during the prior year period, repayments were made to settle the $2.1 million outstanding balance on the senior long term debt. Cash was also used to pay invoices related to management fees and expenses, and other payables for both six-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through June 30, 2020.

Cash distributions were made by the Fund to Unitholders of record as of April 30, 2020 and paid through June 30, 2020. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital.

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

As net cash flows from operations are anticipated to fluctuate during the remaining life of the Fund, distributions will only be paid on an annual basis beginning with March of 2018. A distribution equal to 9% of the total original capital contribution was paid in June 30, 2020 and 2019.

The following table summarizes distribution activity for the Fund from inception through June 30, 2020 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit(2)	Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		$ n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951		—		5,951		0.90	6,612,560
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	5,934		—		5,934		0.90	6,606,921
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	5,892		—		5,892		0.90	6,567,800
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	1,918		—		1,918		0.29	6,554,450
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,958		—		2,958		0.45	6,542,557
Dec 2019 – Apr 2020	Jan 2020 – Jun 2020	2,944		—		2,944		0.45	6,542,557
		$36,913		$—		$36,913		$6.46

Source of distributions
Lease and loan payments and sales proceeds received		$36,913	100.00%	$—	0.00%	$36,913	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$36,913	100.00%	$—	0.00%	$36,913	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, December 1, 2015 to November 30, 2016, December 1, 2016 to November 30, 2017, December 1, 2017 to November 30, 2018, December 1, 2018 to November 30, 2019, December 1, 2019 to April 30, 2020, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2020, there were no commitments to purchase lease assets and to fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2020

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