Form 10-Q
period 2020-09-30
ATEL 15, LLC
filed 2020-11-16
CIK 1519117

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

⌧              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2020

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

The number of Limited Liability Company Units outstanding as of October 31, 2020 was 6,542,557.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(In Thousands)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,013	$3,027
Accounts receivable, net	71	73
Investment in securities	796	316
Warrants, fair value	22	225
Equipment under operating leases, net	16,389	18,314
Prepaid expenses and other assets	17	21
Total assets	$18,308	$21,976

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$46	$155
Accrued distributions to Other Members	—	1,472
Other	106	138
Non-recourse debt	3,340	4,067
Unearned operating lease income	187	69
Total liabilities	3,679	5,901

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	14,629	16,075
Total Members’ capital	14,629	16,075
Total liabilities and Members’ capital	$18,308	$21,976

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating revenues:
Leasing and lending activities:
Operating leases revenue, net	$969	$1,038	$2,926	$3,508
Interest on notes receivable	—	14	—	41
Gain (loss) on sales of operating lease assets	65	(541)	166	(542)
Other revenue	4	12	8	603
Total operating revenues	1,038	523	3,100	3,610

Operating expenses:
Depreciation of operating lease assets	770	872	1,803	2,663
Asset management fees to Managing Member	46	56	115	161
Cost reimbursements to Managing Member and/or affiliates	124	146	403	438
Amortization of initial direct costs	—	23	1	23
Interest expense	29	40	95	103
Professional fees	14	56	116	186
Outside services	27	28	54	70
Taxes on income and franchise fees	17	10	85	141
Storage fees	34	44	98	91
Other expense	43	75	105	180
Total operating expenses	1,104	1,350	2,875	4,056
Net (loss) income from operations	(66)	(827)	225	(446)

Other income (loss):
Unrealized gain (loss) on fair value adjustment for securities	41	(33)	144	(25)
Unrealized (loss) gain on fair value adjustment for warrants	(4)	4	130	(9)
Total other income (loss)	37	(29)	274	(34)
Net (loss) income	$(29)	$(856)	$499	$(480)

Net (loss) income:
Managing Member	$—	$119	$146	$239
Other Members	(29)	(975)	353	(719)
	$(29)	$(856)	$499	$(480)

Net (loss) income per Limited Liability Company Unit (Other Members)	$—	$(0.15)	$0.05	$(0.11)
Weighted average number of Units outstanding	6,542,557	6,542,557	6,542,557	6,542,557

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2020	6,542,557	$14,658	$—	$14,658
Net loss	—	(29)	—	(29)
Balance September 30, 2020	6,542,557	$14,629	$—	$14,629

	Nine Months Ended September 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	6,542,557	$16,075	$—	$16,075
Distributions to Other Members ($0.27 per Unit)	—	(1,799)	—	(1,799)
Distributions to Managing Member	—	—	(146)	(146)
Net income	—	353	146	499
Balance September 30, 2020	6,542,557	$14,629	$—	$14,629

	Three Months Ended September 30, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2019	6,542,557	$20,059	$—	$20,059
Distributions to Other Members ($0.22 per Unit)	—	(1,471)	—	(1,471)
Distributions to Managing Member	—	—	(119)	(119)
Net (loss) income	—	(975)	119	(856)
Balance September 30, 2019	6,542,557	$17,613	$—	$17,613

	Nine Months Ended September 30, 2019
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2018	6,542,557	$21,289	$—	$21,289
Distributions to Other Members ($0.45 per Unit)	—	(2,957)	—	(2,957)
Distributions to Managing Member	—	—	(239)	(239)
Net (loss) income	—	(719)	239	(480)
Balance September 30, 2019	6,542,557	$17,613	$—	$17,613

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2020 AND 2019

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net income (loss)	$499	$(480)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
(Gain) loss on sales of operating lease assets	(166)	542
Depreciation of operating lease assets	1,803	2,663
Amortization of initial direct costs	1	23
Provision for credit losses	—	13
Unrealized (gain) loss on fair value adjustment for securities	(144)	25
Unrealized (gain) loss on fair value adjustment for warrants	(130)	9
Changes in operating assets and liabilities:
Accounts receivable	2	12
Prepaid expenses and other assets	4	2
Due to Managing Member and affiliates	10	22
Accounts payable, other	(32)	(352)
Unearned operating lease income	118	145
Net cash provided by operating activities	1,965	2,624

Investing activities:
Purchase of securities	(3)	(14)
Proceeds from sales of operating lease assets	287	563
Principal payments received on direct financing leases	—	3
Net cash provided by investing activities	284	552

Financing activities:
Borrowings under non-recourse debt	—	4,624
Repayments under non-recourse debt	(727)	(1,389)
Repayments under senior long term debt	—	(2,068)
Distributions to Other Members	(3,271)	(1,486)
Distributions to Managing Member	(265)	(120)
Net cash used in financing activities	(4,263)	(439)

Net (decrease) increase in cash and cash equivalents	(2,014)	2,737
Cash and cash equivalents at beginning of period	3,027	1,716
Cash and cash equivalents at end of period	$1,013	$4,453

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$95	$69
Cash paid during the period for taxes	$85	$121

Schedule of non-cash financing transactions:
Distributions payable to Other Members at period-end	$—	$1,471
Distributions payable to Managing Member at period-end	$—	$119
Conversion of warrants to equity securities	$333	$168

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

As of September 30, 2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,542,557 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2020, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing and financing opportunities is North America. All of the Company’s current operating revenues for the respective three and nine months ended September 30, 2020 and 2019, and long-lived tangible assets as of September 30, 2020 and December 31, 2019 relate to customers domiciled in the United States.

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

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $796 thousand and $316 thousand of purchased securities at September 30, 2020 and December 31, 2019, respectively. An approximate $333 thousand of the purchased securities balance at September 30, 2020 reflects the fair market value of certain warrants converted to equity securities during the current quarter. Such conversion related to a borrower’s completion of an initial public offering in June 2020. During the respective three months ended September 30, 2020 and 2019, the Company recorded $41 thousand of unrealized gains and $33 thousand of unrealized losses on investment securities with readily determinable fair values. During the respective nine months ended September 30, 2020 and 2019, the Company recorded $144 thousand of unrealized gains and $25 thousand of unrealized losses on investment securities with readily determinable fair values. There were no fair value adjustments on the Company’s remaining investment securities that do not have readily determinable fair values during the three and nine months ended September 30, 2020 and 2019. Cumulatively, a total of $17 thousand was recorded to reduce the value of such investment securities held at September 30, 2020 based on changes in observable prices. The Company had no impairment adjustments on investment securities during the three and nine months ended September 30, 2020 and 2019. There were no sales or dispositions of investment in securities during the three and nine months ended September 30, 2020 and 2019.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. As of September 30, 2020 and December 31, 2019, the estimated fair value of the Company’s portfolio of warrants was $22 thousand and $225 thousand, respectively. During the three months ended September 30, 2020 and 2019, the Company recorded unrealized losses of $4 thousand and unrealized gains of $4 thousand, respectively, on fair valuation of the Company’s portfolio of warrants. During the nine months ended September 30, 2020 and 2019, the Company recorded unrealized gains of $130 thousand and unrealized losses of $9 thousand, respectively, on fair valuation of its warrants. There were net exercises of warrants in exchange for securities totaling $333 thousand during the third quarter of 2020 and $168 thousand during the first quarter of 2019. No other warrant exercises occurred during the nine-month periods ended September 30, 2020 and 2019.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Initial direct costs:

Incremental costs of a lease that would not have been incurred if the lease had not been obtained are capitalized and amortized over the lease term. All other costs associated with the execution of the Company’s leases are expensed as incurred.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

3. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for	Valuation
	Doubtful	Adjustments	Total
	Accounts	on	Allowance for
	Operating Leases	Notes Receivable	Credit Losses
Balance December 31, 2018	$—	$67	$67
Provision for credit losses	—	13	13
Write-off	—	(80)	(80)
Balance September 30, 2019	$—	$—	$—

Balance December 31, 2019	$—	$—	$—
Provision for credit losses	—	—	—
Balance September 30, 2020	$—	$—	$—

4. Equipment under operating leases, net:

The Company’s investment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications	Expense or	Balance
	December 31,	& Additions /	Amortization	September 30,
	2019	Dispositions	of Leases	2020
Equipment under operating leases, net	$15,159	$(436)	$(1,803)	$12,920
Assets held for sale or lease, net	3,149	315	—	3,464
Initial direct costs, net	6	—	(1)	5
Total	$18,314	$(121)	$(1,804)	$16,389

For the respective three and nine months ended September 30, 2020 and 2019, the Company did not record any impairment losses.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $770 thousand and $872 thousand for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense on the Company’s equipment totaled $1.8 million and $2.7 million for the nine months ended September 30, 2020 and 2019, respectively. Both three-and-nine months periods ended September 30, 2020 include $276 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value. There were no such additional adjustments to depreciation recorded during the three and nine months ended September 30, 2019.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2011 through 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	September 30,
	2019	Additions	or Dispositions	2020
Marine vessel	$19,410	$—	$—	$19,410
Manufacturing	6,437	—	—	6,437
Transportation, rail	5,094	—	—	5,094
Facility – other	5,084	—	—	5,084
Agriculture	2,112	—	(1,698)	414
Construction	1,775	—	—	1,775
Other	1,158	—	—	1,158
	41,070	—	(1,698)	39,372
Less accumulated depreciation	(25,911)	(1,803)	1,262	(26,452)
Total	$15,159	$(1,803)	$(436)	$12,920

The average estimated residual value for assets on operating leases was 18% of the assets’ original cost at September 30, 2020 and 23% December 31, 2019, respectively.

As of September 30, 2020, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2020	$432
Year ending December 31, 2021	2,037
2022	1,903
2023	1,175
2024	254
2025	16
$5,817

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2020, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three and nine months ended September 30, 2020 and 2019 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Administrative costs reimbursed to Managing Member and/or affiliates	$124	$146	$403	$438
Asset management fees to Managing Member	46	56	115	161
	$170	$202	$518	$599

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6. Non-recourse debt:

At September 30, 2020, non-recourse debt consists of a note payable to financial institutions. The note payments are due in monthly installments. Interest on the note is 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At September 30, 2020, gross operating lease rentals totaled approximately $3.5 million over the remaining lease terms and the carrying value of the pledged assets is $7.7 million. The note matures in 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2020	$231	$28	$259
Year ending December 31, 2021	946	91	1,037
2022	979	58	1,037
2023	1,012	25	1,037
2024	172	1	173
Total	$3,340	$203	$3,543

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

8. Commitments:

At September 30, 2020, there were no commitments to purchase lease assets or to fund investments in notes receivable.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

9. Members’ capital:

A total of 6,542,557 Units were issued and outstanding at September 30, 2020 and December 31, 2019, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

Distributions to the Other Members for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Distributions declared	$—	$1,471	$1,799	$2,957
Weighted average number of Units outstanding	6,542,557	6,542,557	6,542,557	6,542,557
Weighted average distributions per Unit	$—	$0.22	$0.27	$0.45

10. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2020 and December 31, 2019, the Company’s investment in securities and warrants were measured on a recurring basis.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2020 and December 31, 2019, the calculated fair value of the Fund’s warrant portfolio approximated $22 thousand and $225 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis and classified as Level 3 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Fair value of warrants at beginning of period	$359	$195	$225	$376
Unrealized (loss) gain on fair market valuation of warrants	(4)	4	130	(9)
Warrants converted to securities	(333)	—	(333)	(168)
Fair value of warrants at end of period	$22	$199	$22	$199

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of September 30, 2020 and December 31, 2019, the fair value of such investment securities totaled $755 thousand and $70 thousand respectively.

The fair value of investment securities that were accounted for on a recurring basis as of the three and nine months ended September 30, 2020 and 2019 classified as Level 1 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Fair value of securities at the beginning of period	$381	$95	$70	$127
Conversion of previously held private securities	—	—	53	—
Warrants converted to securities	333	—	333	—
Unrealized gain (loss) on fair market valuation of securities	41	(33)	299	(65)
Fair value of investment securities at the end of period	$755	$62	$755	$62

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2020 and December 31, 2019:

September 30, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 - $17.97 ($3.20)
			Exercise price	$0.10 - $160.05 ($6.63)
			Time to maturity (in years)	1.23 - 3.60 (3.17)
			Risk-free interest rate	0.12% - 0.21% (0.19%)
			Annualized volatility	33.63% - 121.45% (50.77%)

December 31, 2019
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.12- $12.92 ($0.38)
			Exercise price	$0.10 - $160.05 ($0.41)
			Time to maturity (in years)	1.98 - 6.08 (2.20)
			Risk-free interest rate	1.58% - 1.73% (1.59%)
			Annualized volatility	37.97% - 109.07% (48.35%)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at September 30, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,013	$1,013	$—	$—	$1,013
Investment in securities	755	755	—	—	755
Warrants, fair value	22	—	—	22	22

Financial liabilities:
Non-recourse debt	3,340	—	—	3,459	3,459

	Fair Value Measurements at December 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,027	$3,027	$—	$—	$3,027
Investment in securities	70	70	—	—	70
Warrants, fair value	225	—	—	225	225

Financial liabilities:
Non-recourse debt	4,067	—	—	4,115	4,115

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

As of September 30, 2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) had been received. As of the same date, 6,542,557 Units were issued and outstanding.

Results of Operations

The three months ended September 30, 2020 versus the three months ended September 30, 2019

The Company had net losses of $29 thousand and $856 thousand for the three months ended September 30, 2020 and 2019, respectively. The results for the third quarter of 2020 reflect an increase in total operating revenues, a decrease in total operating expenses, and an increase in other income when compared to the prior year period.

Total operating revenues were $1.0 million and $523 thousand for the three months ended September 30, 2020 and 2019, respectively. The $515 thousand, or 98%, period over period increase in operating revenues was primarily due to a $606 thousand positive change in gains and losses recognized on sales of operating lease assets partially offset by a $69 thousand decline in operating lease revenues. The favorable variance in gains/losses recognized on sales of operating lease assets was attributable to the change in mix of assets sold. During the prior year quarter, the Fund incurred $540 thousand of losses on sales of railroad equipment. The decrease in operating lease revenues was primarily due to continued run-off and disposition of lease assets.

Total operating expenses were $1.1 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively. The $246 thousand, or 18%, reduction in operating expenses was primarily due to decreases in depreciation expense, professional fees, other expense, amortization of initial direct costs, and costs reimbursed to the Manager.

The net decline in depreciation expense was $102 thousand. Such decline was comprised of a $378 thousand decrease resulting from a growth in assets fully depreciated to their residual values, run-off and sales; offset by $276 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Professional fees decreased by $42 thousand primarily due to lower audit-related billings; and, other expense was reduced by $32 thousand primarily due to lower freight and shipping, and railcar maintenance costs. In addition, amortization of initial direct costs declined by $23 thousand as such costs have been substantially amortized; and costs reimbursed to the Manager decreased by $22 thousand due to lower allocated costs reflective of the Fund’s declining assets.

During the current quarter, the Company also recorded other income totaling $37 thousand related to the fair valuation of its investment securities and warrants. This compares to other loss of $29 thousand recorded on such assets during the prior year period. An approximate $33 thousand of the current quarter unrealized gains reflects the fair market value of certain warrants converted to equity securities during the current quarter subsequent to a borrower’s completion of an initial public offering in June 2020.

The nine months ended September 30, 2020 versus the nine months ended September 30, 2019

The Company had net income of $499 thousand and a net loss of $480 thousand for the nine months ended September 30, 2020 and 2019, respectively. The results for the first nine months of 2020 reflect decreases in both revenues and operating expenses, and an increase in other income when compared to the prior year period.

Total operating revenues were $3.1 million and $3.6 million for the nine months ended September 30, 2020 and 2019, respectively. The $510 thousand, or 14%, period over period decline in operating revenues was primarily due to decreases in other revenue and operating lease revenues partially offset by a favorable change in gains recorded on sales of operating lease assets.

Other revenue declined by $595 thousand as the prior year amount included an approximate $584 thousand of deferred maintenance fees for excess wear and tear on certain equipment returned during the second quarter of 2019. Operating lease revenues decreased by $582 thousand primarily due to continued run-off and disposition of lease assets since September 30, 2019. As a partial offset to such decreases, the Company recorded gains on sales of operating lease assets totaling $166 thousand as compared to $542 thousand of losses during the prior year period. The favorable variance is attributable to a change in the mix of assets sold.

Total operating expenses were $2.9 million and $4.1 million for the nine months ended September 30, 2020 and 2019, respectively. The $1.2 million, or 29%, period over period reduction in expenses was primarily due to decreases in depreciation expense, other expense, professional fees, taxes on income and franchise fees, asset management fees and costs reimbursed to the Manager.

Depreciation expense was reduced by $860 thousand. Such reduction was comprised of a $1.1 million decrease resulting from a growth in assets fully depreciated to their residual values, run-off and sales; offset by $276 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Other expense decreased by $75 thousand primarily due to lower freight and shipping, railcar maintenance and insurance costs; and professional fees decreased by $70 thousand as a result of lower audit-related and tax services billings. In addition, taxes on income and franchise fees decreased by $56 thousand due to a lower estimated tax liability. Asset management fees was lower by $46 thousand due to the decline in managed assets and related rents; and costs reimbursed to the Manager decreased by $35 thousand due to lower allocated costs reflective of the Fund’s declining assets.

During the first nine months of 2020, the Company recorded other income totaling $274 thousand related to the fair valuation of its investment securities and warrants. This compares to other loss of $34 thousand recorded during the prior year period. An approximate $158 thousand and $137 thousand of unrealized gains on the fair valuation of the Fund’s investment in securities and warrants, respectively, reflects the fair value of certain warrants converted to equity securities during the third quarter of 2020 following a borrower’s completion of an initial public offering in June 2020.

Capital Resources and Liquidity

At September 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents totaled $1.0 million and $3.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$1,965	$2,624
Investing activities	284	552
Financing activities	(4,263)	(439)
Net (decrease) increase in cash and cash equivalents	$(2,014)	$2,737

During the nine months ended September 30, 2020 and 2019, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, during the same respective periods, the Company received $287 thousand and $563 thousand of proceeds from sales of lease assets. Also, during the first half of 2019, the Company obtained $4.6 million of borrowings under non-recourse debt. There were no such borrowings in 2020.

During the nine months ended September 30, 2020 and 2019, cash was primarily used to pay distributions, and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $3.5 million and $1.6 million for the respective nine months ended September 30, 2020 and 2019; and, cash used to reduce non-recourse debt totaled $727 thousand and $1.4 million for the same respective periods. In addition, during the prior year period, repayments were made to settle the $2.1 million outstanding balance on the senior long term debt. Cash was also used to pay invoices related to management fees and expenses, and other payables for both nine-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through September 30, 2020.

Cash distributions were made by the Fund to Unitholders of record as of June 30, 2020 and paid through July 31, 2020. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2020 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit(2)	Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		$ n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951		—		5,951		0.90	6,612,560
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	5,934		—		5,934		0.90	6,606,921
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	5,892		—		5,892		0.90	6,567,800
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	1,918		—		1,918		0.29	6,554,450
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,958		—		2,958		0.45	6,542,557
Dec 2019 – Jun 2020	Jan 2020 – Jul 2020	3,271		—		3,271		0.50	6,542,557
		$37,240		$—		$37,240		$6.51

Source of distributions
Lease and loan payments and sales proceeds received		$37,240	100.00%	$—	0.00%	$37,240	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$37,240	100.00%	$—	0.00%	$37,240	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, December 1, 2015 to November 30, 2016, December 1, 2016 to November 30, 2017, December 1, 2017 to November 30, 2018, December 1, 2018 to November 30, 2019, December 1, 2019 to June 30, 2020, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2020, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 16, 2020

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