Form 10-K
period 2020-12-31
ATEL 15, LLC
filed 2021-03-30
CIK 1519117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

⌧              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934. Yes ◻ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

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

The number of Limited Liability Company Units outstanding as of February 28, 2021 was 6,542,557.

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

As of December 31, 2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,542,557 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 7, Related party transactions as set forth in Part II, Item 8, Financial Statements and Supplemental Data). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2020, the Company had purchased equipment with a total acquisition price of $64.8 million. The Company had also funded investments in notes receivable totaling $9.4 million through December 31, 2020.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, all currently located in the United States, has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2020 and the industries to which the assets have been leased (dollars in thousands):

	Purchase Price	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Acquisitions
Marine vessel	$19,410	29.96%
Manufacturing	11,328	17.49%
Transportation, rail	11,295	17.44%
Food Processing	5,200	8.03%
Coal terminal	5,084	7.85%
Material handling	4,147	6.40%
Agriculture	3,788	5.85%
Construction	2,590	4.00%
Research	574	0.89%
Aviation	443	0.68%
Computers	393	0.61%
Other	530	0.80%
	$64,782	100.00%

	Purchase Price	Percentage of
	Excluding	Total
Industry of Lessee	Acquisition Fees	Acquisitions
Oil/Gas field services	$20,859	32.20%
Manufacturing	11,276	17.41%
Food & kindred products	5,323	8.22%
Utilities	5,200	8.03%
Wholesale nondurables	5,084	7.85%
Transportation, rail	4,220	6.51%
Business services	3,491	5.39%
Wholesale plastics	2,395	3.70%
Lumber/Wood	1,787	2.76%
Transportation	1,482	2.29%
Non-metallic materials	877	1.35%
Chemical/Allied products	871	1.34%
Industrial machinery	710	1.10%
Other	1,207	1.85%
	$64,782	100.00%

From inception to December 31, 2020, the Company has disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Cost
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Food processing	$5,200	$3,907	$3,271
Material handling	3,946	836	4,121
Manufacturing	3,491	2,084	1,932
Transportation, rail	1,916	585	1,368
Computers	580	110	576
Construction	393	46	753
Other	826	303	950
	$16,352	$7,871	$12,971

For further information regarding the Company’s equipment lease portfolio as of December 31, 2020, see Note 5 to the financial statements, Equipment under operating leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company financed assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2020 and the industries to which the assets have been financed (dollars in thousands):

	Amount Financed	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Fundings
Computers	$2,743	29.22%
Manufacturing	1,684	17.94%
Research	900	9.59%
Furniture & fixtures	700	7.46%
Chemical processing	300	3.20%
Vending equipment	250	2.66%
Food processing	193	2.06%
Other	2,617	27.87%
	$9,387	100.00%

	Amount Financed	Percentage of
	Excluding	Total
Industry of Borrower	Acquisition Fees	Fundings
Manufacturing	$3,850	41.01%
Engineering/Management services	2,000	21.31%
Electronics	1,234	13.15%
Computer engines	800	8.52%
Business services	743	7.92%
Refuse system	250	2.66%
Telecommunications	250	2.66%
Food processing	193	2.06%
Chemical/Allied products	67	0.71%
	$9,387	100.00%

From inception to December 31, 2020, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

	Amount Financed
	Excluding	Disposition	Total Payments
Asset Types	Acquisition Fees	Proceeds	Received
Computers	$2,743	$725	$2,602
Manufacturing	1,434	272	1,509
Furniture & fixtures	800	81	947
Research	900	34	1,047
Vending equipment	250	213	88
Chemical processing	200	102	145
Food processing	193	—	247
Other	2,550	546	2,509
	$9,070	$1,973	$9,094

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2020.

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

Specifics Underlying Valuation Methodology:

Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the financial statements.
B.	Equipment under operating leases (net of fees and expenses): The estimated values for equipment under operating leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:

●	management fees applicable for the Fund (4.00% of revenue)
●	carried interest applicable for the Fund (7.50% of distributions)
●	operating expenses which are assumed to be 3% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 400 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease: Considers realized residual as a percent of book residual of 169.5%, based on ATEL’s historical track record as of December 31, 2020.

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

ATEL 15, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 15, LLC at December 31, 2020 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $3.63. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 15, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 15, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Distributions

The members of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been consistently made through December 31, 2020.

Cash distributions were paid by the Fund to members of record as of June 30, 2020, and paid through July 31, 2020. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital.

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

Through December 31, 2020, the Fund has made annualized distributions of 5% of the investors’ original capital contributions, commencing with the closing of the Fund. At this time, early investors have received distributions in excess of 65.5% of their original investment.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2020 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit(2)	Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		$ n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951		—		5,951		0.90	6,612,560
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	5,934		—		5,934		0.90	6,606,921
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	5,892		—		5,892		0.90	6,567,800
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	1,918		—		1,918		0.29	6,554,450
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,958		—		2,958		0.45	6,542,557
Dec 2019 – Jun 2020	Jan 2020 – Jul 2020	3,271		—		3,271		0.50	6,542,557
		$37,240		$—		$37,240		$6.51

Source of distributions
Lease and loan payments and sales proceeds received		$37,240	100.00%	$—	0.00%	$37,240	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$37,240	100.00%	$—	0.00%	$37,240	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, December 1, 2015 to November 30, 2016, December 1, 2016 to November 30, 2017, December 1, 2017 to November 30, 2018, December 1, 2018 to Novermber 30, 2019, December 1, 2019 to June 30, 2020, respectively.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 21, 2011, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2012. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on April 4, 2012, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 28, 2013 with a total of 6,620,971 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $65.9 million. As of December 31, 2020, 6,542,557 Units were issued and outstanding.

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

Results of Operations

The Company had net losses of $872 thousand and $425 thousand for the years ended December 31, 2020 and 2019, respectively. The results for the year ended December 31, 2020 primarily reflect a decrease in operating revenues partially offset by an increase in other income when compared to the prior year.

Total operating revenues were $4.1 million and $4.6 million for the years ended December 31, 2020 and 2019, respectively. The $522 thousand, or 11%, decline in operating revenues was primarily due to decreases in operating lease revenues, other revenue and interest on notes receivable partially offset by a favorable change in gains/losses recorded on sales of operating lease assets.

Operating lease revenues decreased by $706 thousand primarily due to continued run-off and disposition of lease assets since December 31, 2019. Other revenue declined by $514 thousand as the prior year amount included an approximate $584 thousand of deferred maintenance fees for excess wear and tear on certain equipment returned resulting from a lease termination during the second quarter of 2019; and interest income on notes receivable decreased by $56 thousand as the Fund’s investment in notes receivable have all matured during 2019. Partially offsetting such reductions in operating revenues was a $754 thousand favorable change in gains/losses recorded on sales of lease assets as the Fund recorded a $181 thousand current year gain as compared to losses of $573 thousand in the prior year. Such favorable variance was primarily attributable to a change in the mix of assets sold.

Total operating expenses were $5.1 million for each of the years ended December 31, 2020 and 2019. While the year over year variance was insignificant in total, such variance was comprised of offsetting changes related to increases in impairment losses and other expense; and decreases in depreciation, professional fees, taxes on income and franchise fees, asset management fees, and costs reimbursed to the Manager.

During the year ended December 31, 2020, the Company recorded $995 thousand of impairment losses to reduce the book value of certain equipment deemed impaired. There were no such losses in 2019. In addition, other expense increased by $128 thousand due to higher freight and shipping, railcar maintenance and insurance costs. Depreciation decreased by $880 thousand primarily due to the impact of run-off, sales and an increase in the number of assets fully depreciated to their residual values. Such decrease is net of $372 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Professional fees decreased by $72 thousand as a result of lower audit-related and tax services billings; and taxes on income and franchise fees decreased by $53 thousand due to a lower estimated tax liability. In addition, asset management fees were lower by $38 thousand due to the decline in managed assets and related rents; and costs reimbursed to the Manager decreased by $32 thousand due to lower allocated costs reflective of the Fund’s declining assets.

During the current year, the Company recorded other income totaling $78 thousand related to the fair valuation of its warrants and investment securities. Such other income was comprised of $128 thousand of unrealized gain on the fair valuation of warrants, a $36 thousand loss on the sale of certain investment securities, and unrealized losses of $14 thousand on fair valuation of investment securities. By comparison, other income /loss for the prior year netted to zero as the $17 thousand unrealized gains on the fair valuation of the Company’s warrants was fully offset by the $17 thousand unrealized loss on the valuation of its investment securities.

Capital Resources and Liquidity

At December 31, 2020 and 2019, the Company’s cash and cash equivalents totaled $1.3 million and $3.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2020	2019
Net cash provided by (used in):
Operating activities	$2,492	$3,142
Investing activities	283	559
Financing activities	(4,505)	(2,390)
Net (decrease) increase in cash and cash equivalents	$(1,730)	$1,311

During the years ended December 31, 2020 and 2019, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. During the same respective periods, the Company received $286 thousand and $579 thousand of proceeds from sales of lease assets. In addition, during the first half of 2019, the Company obtained $4.6 million of borrowings under non-recourse debt. There were no such borrowings in 2020.

During the years ended December 31, 2020 and 2019, cash was primarily used to pay distributions, and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $3.5 million and $3.2 million during 2020 and 2019, respectively; and cash used to reduce non-recourse debt totaled $959 thousand and $1.7 million for the same respective periods. In addition, during 2019, repayments were made to settle the $2.1 million outstanding balance on the senior long-term debt. Cash was also used to pay invoices related to management fees and expenses, and other payables in both years.

Borrowing facilities:

The Company was a party with ATEL Capital Group and certain subsidiaries, and affiliated funds in a $75 million revolving credit facility with a syndicate of financial institutions as lenders. The credit facility was renewed during the fourth quarter of 2019, whereupon, the Company ceased to be a participant.

Distributions

The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been consistently made through December 31, 2020. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2020, there were no commitments to purchase lease assets or to fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 33.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL 15, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 15, LLC (the “Company”), as of December 31, 2020 and 2019, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

San Francisco, California

March 29, 2021

We have served as the Company’s auditor since 2011.

ATEL 15, LLC

BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

(In Thousands)

	2020	2019

ASSETS
Cash and cash equivalents	$1,297	$3,027
Accounts receivable, net	46	73
Due from Managing Member and affiliates	55	—
Investment in securities	445	316
Warrants, fair value	20	225
Equipment under operating leases, net	14,812	18,314
Prepaid expenses and other assets	15	21
Total assets	$16,690	$21,976

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$—	$155
Accrued distributions to Other Members	—	1,472
Other	228	138
Non-recourse debt	3,108	4,067
Unearned operating lease income	106	69
Total liabilities	3,442	5,901

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	13,248	16,075
Total Members’ capital	13,248	16,075
Total liabilities and Members’ capital	$16,690	$21,976

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

	2020	2019
Operating revenues:
Leasing and lending activities:
Operating leases revenue, net	$3,829	$4,535
Interest on notes receivable	—	56
Gain (loss) on sales of operating lease assets	181	(573)
Other revenue	101	615
Total operating revenues	4,111	4,633

Operating expenses:
Depreciation of operating lease assets	2,400	3,280
Asset management fees to Managing Member	147	185
Cost reimbursements to Managing Member and/or affiliates	537	569
Provision for credit losses	—	13
Impairment losses on equipment	995	—
Impairment losses on investment in securities	17	—
Amortization of initial direct costs	2	26
Interest expense	123	140
Professional fees	159	231
Outside services	76	90
Taxes on income and franchise fees	109	162
Storage fees	133	127
Other expense	363	235
Total operating expenses	5,061	5,058
Loss from operations	(950)	(425)

Other income (loss):
Loss on sale of investment in securities	(36)	—
Unrealized loss on fair value adjustment for securities	(14)	(17)
Unrealized gain on fair value adjustment for warrants	128	17
Total other income	78	—
Net loss	$(872)	$(425)

Net loss:
Managing Member	$156	$359
Other Members	(1,028)	(784)
	$(872)	$(425)

Net loss per Limited Liability Company Unit (Other Members)	$(0.16)	$(0.12)
Weighted average number of Units outstanding	6,542,557	6,542,557

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(In Thousands Except for Units and Per Unit Data)

		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2018	6,542,557	$21,289	$—	$21,289
Distributions to Other Members ($0.68 per Unit)	—	(4,430)	—	(4,430)
Distributions to Managing Member	—	—	(359)	(359)
Net (loss) income	—	(784)	359	(425)
Balance December 31, 2019	6,542,557	16,075	—	16,075
Distributions to Other Members ($0.27 per Unit)	—	(1,799)	—	(1,799)
Distributions to Managing Member	—	—	(156)	(156)
Net (loss) income	—	(1,028)	156	(872)
Balance December 31, 2020	6,542,557	$13,248	$—	$13,248

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(In Thousands)

	2020	2019
Operating activities:
Net loss	$(872)	$(425)
Adjustment to reconcile net loss to cash provided by operating activities:
(Gain) loss on sales of operating lease assets	(181)	573
Loss on sale of investment in securities	36	—
Depreciation of operating lease assets	2,400	3,280
Amortization of initial direct costs	2	26
Provision for credit losses	2	13
Impairment losses on investment in securities	17	—
Impairment losses on equipment	995	—
Unrealized loss on fair value adjustment for securities	14	17
Unrealized gain on fair value adjustment for warrants	(128)	(17)
Changes in operating assets and liabilities:
Accounts receivable	25	(11)
Due from Managing Member and affiliates	(55)	—
Prepaid expenses and other assets	6	9
Due to Managing Member and affiliates	104	(5)
Accounts payable, other	90	(326)
Unearned operating lease income	37	8
Net cash provided by operating activities	2,492	3,142

Investing activities:
Purchase of securities	(3)	(20)
Proceeds from sales of operating lease assets	286	579
Net cash provided by investing activities	283	559

Financing activities:
Borrowings under non-recourse debt	—	4,624
Repayments under non-recourse debt	(959)	(1,748)
Repayments under senior long term debt	—	(2,068)
Distributions to Other Members	(3,271)	(2,958)
Distributions to Managing Member	(275)	(240)
Net cash used in financing activities	(4,505)	(2,390)

Net (decrease) increase in cash and cash equivalents	(1,730)	1,311
Cash and cash equivalents at beginning of year	3,027	1,716
Cash and cash equivalents at end of year	$1,297	$3,027

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$123	$106
Cash paid during the period for taxes	$103	$120

Schedule of non-cash investing and financing transactions:
Distributions payable to Other Members at year-end	$—	$1,472
Distributions payable to Managing Member at year-end	$—	$119
Conversion of warrants to equity securities	$333	$168

See accompanying notes.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL 15, LLC (the “Company” or the “Fund”) was formed under the laws of the state of California on March 4, 2011 for the purpose of raising capital and originating equipment financing transactions and acquiring equipment to engage in equipment leasing and sales activities. The Managing Member of the Company is ATEL Managing Member, LLC (the “Managing Member” or “Manager”), a Nevada limited liability company. The Managing Member is controlled by ATEL Financial Services (“AFS”), a wholly-owned subsidiary of ATEL Capital Group. The Fund may continue until terminated as provided in the ATEL 15, LLC Amended and Restated Limited Liability Company Operating Agreement dated October 28, 2011 (the ”Operating Agreement”). Contributions in the amount of $500 were received as of May 3, 2011, which represented the initial member’s capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

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

As of December 31, 2020, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million  (inclusive of the $500 initial Member’s capital investment) have been received.  As of the same date, 6,542,557 Units were issued and outstanding.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2020 and 2019, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2020, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating lease which is currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating lease receivables and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating leases.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the years ended December 31, 2020 and 2019, and as of December 31, 2020 and 2019, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Investment in securities:

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $445 thousand and $316 thousand of purchased securities at December 31, 2020 and 2019, respectively. An approximate $249 thousand of the purchased securities balance at December 31, 2020 reflects the fair market value of certain warrants converted to equity securities during the current year. Such conversion related to a borrower’s completion of an initial public offering in June 2020. During the respective years ended December 31, 2020 and 2019, the Company recorded $14 thousand and $17 thousand of unrealized losses on investment securities with readily determinable fair values. In addition, during the year ended December 31, 2020, the Company recorded a $17 thousand adjustment to reduce the value of certain impaired securities to zero as of December 31, 2020. There was no such adjustment during the prior year. Also, during 2020, the Company sold investment securities valued at approximately $176 thousand and realized a $36 thousand loss on the sale. There were no such sales in 2019.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. As of December 31, 2020 and 2019, the estimated fair value of the Company’s portfolio of warrants was $20 thousand and $225 thousand, respectively. During the years ended December 31, 2020 and 2019, the Company recorded unrealized gains of $128 thousand and $17 thousand, respectively, on fair valuation of its warrants. There were net exercises of warrants in exchange for securities totaling $333 thousand during the third quarter of 2020 and $168 thousand during the first quarter of 2019. No other warrant exercises occurred during the years ended December 31, 2020 and 2019.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2020 and 2019, the related provision for state income taxes was approximately $109 thousand and $162 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2020 and 2019 as follows (in thousands):

	2020	2019
Financial statement basis of net assets	$13,248	$16,075
Tax basis of net assets (unaudited)	18,892	22,174
Difference	$(5,644)	$(6,099)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Net loss per financial statements	$(872)	$(425)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(126)	(525)
Provision for losses and doubtful accounts	2	—
Adjustments to revenues	99	12
Adjustments to gain on sales of assets	106	1,017
Other	1,055	92
Income per federal tax return (unaudited)	$264	$171

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

On August 15, 2019, the FASB issued a proposed ASU that would grant certain companies additional time to implement the FASB standards on CECL and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective date for hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of Topic 326 until the fiscal years beginning after December 15, 2022.

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

As of December 31, 2020 and 2019, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2020	2019
Oil/Gas extraction	43%	43%
Manufacturing	18%	13%
Elec/Gas/Sanitation	11%	10%

During 2020 and 2019, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and
		Lending Revenues
Lessee	Type of Equipment	2020	2019
Halliburton Overseas Limited	Marine vessel	27%	27%
GE Aviation	Manufacturing	22%	19%
Cargill, Inc.	Material handling	14%	15%
Aep Generating Company	Facility - Other	10%	12%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net:

During 2019, the Company had various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2019, all of the notes were paid in full and have been terminated.

5. Equipment under operating leases, net:

The Company’s investment in leases consists of the following (in thousands):

		Reclassifications	Depreciation/
		& Additions /	Amortization
	Balance	Dispositions and	Expense or	Balance
	December 31,	Impairment	Amortization	December 31,
	2019	Losses	of Leases	2020
Equipment under operating leases, net	$15,159	$(1,610)	$(2,400)	$11,149
Assets held for sale or lease, net	3,149	510	—	3,659
Initial direct costs, net	6	—	(2)	4
Total	$18,314	$(1,100)	$(2,402)	$14,812

During the year ended December 31, 2020, the Company recorded $995 thousand of impairment adjustment to reduce the book value of certain leases deemed impaired. The Company did not record such adjustment during the year ended December 31, 2019.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $2.4 million and $3.3 million for the years ended December 31, 2020 and 2019, respectively. The total for 2020 includes $372 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value. There were no such additional adjustments to depreciation recorded as of December 31, 2019. IDC amortization expense related to the Company’s operating leases totaled $2 thousand and $26 thousand for 2020 and 2019, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2011 through 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance		Reclassifications	Balance
	December 31,		or Dispositions	December 31,
	2019	Additions	Impairment losses	2020
Marine vessel	$19,410	$—	$—	$19,410
Manufacturing	6,437	—	(2,079)	4,358
Transportation, rail	5,094	—	—	5,094
Facility – other	5,084	—	—	5,084
Agriculture	2,112	—	(2,112)	—
Construction	1,775	—	—	1,775
Other	1,158	—	—	1,158
	41,070	—	(4,191)	36,879
Less accumulated depreciation	(25,911)	(2,400)	2,581	(25,730)
Total	$15,159	$(2,400)	$(1,610)	$11,149

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

The average estimated residual value for assets on operating leases was 18% and 23% of the assets’ original cost at December 31, 2020 and 2019, respectively. There were no operating leases on non-accrual status at December 31, 2020 and 2019.

As of December 31, 2020, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Year ending December 31, 2021	$2,251
2022	2,063
2023	1,175
2024	254
2025	16
$5,759

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2020 and 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 50
Marine vessel	20 – 30
Manufacturing	10 – 15
Agriculture	7 – 10
Construction	7 – 10
Facility - other	7 – 10
Other	7 – 10

6. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Allowance for	Valuation
	Doubtful	Adjustments	Total
	Accounts	on	Allowance for
	Operating Leases	Notes Receivable	Credit Losses
Balance December 31, 2018	$—	$67	$67
Provision for credit losses	—	13	13
Write-off	—	(80)	(80)
Balance December 31, 2019	—	—	—
Provision for credit losses	2	—	2
Balance December 31, 2020	$2	$—	$2

The Fund had no financing receivables as of December 31, 2020 and 2019.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

AFS and ATEL Leasing Corporation (“ALC”) are wholly owned subsidiaries of ATEL Capital Group and performs services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications and general administrative services are performed by AFS.

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2020 and 2019 as follows (in thousands):

	2020	2019
Administrative costs reimbursed to Managing Member and/or affiliates	$537	$569
Asset management fees to Managing Member	147	185
	$684	$754

8. Non-recourse debt:

At December 31, 2020, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the note is 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2020, gross operating lease rentals totaled approximately $3.3 million over the remaining lease terms and the carrying value of the pledged assets is $7.4 million. The note matures in 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2021	$945	$91	$1,036
2022	979	58	1,037
2023	1,012	25	1,037
2024	172	1	173
Total	$3,108	$175	$3,283

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

9. Borrowing facilities:

The Company was a party with ATEL Capital Group and certain subsidiaries, and affiliated funds in a $75 million revolving credit facility with a syndicate of financial institutions as lenders. The credit facility was renewed during the fourth quarter of 2019, whereupon, the Company ceased to be a participant.

10. Commitments:

At December 31, 2020, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

12. Members’ capital:

A total of 6,542,557 Units were issued and outstanding at both December 31, 2020 and 2019, respectively, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

Distributions to the Other Members for the years ended December 31, 2020 and 2019 were as follows (in thousands except Units and per Unit data):

	2020	2019
Distributions declared	$1,799	$4,430
Weighted average number of Units outstanding	6,542,557	6,542,557
Weighted average distributions per Unit	$0.27	$0.68

13. Fair value measurements:

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

At December 31, 2020 and 2019, the Company’s warrants and investment in securities were measured on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of December 31, 2020. There was no equipment measured at fair value as of December 31, 2019.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2020 and 2019, the calculated fair value of the Fund’s warrant portfolio approximated $20 thousand and $225 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

The fair value of warrants that were accounted for on a recurring basis and classified as Level 3 are as follows (in thousands):

	2020	2019
Fair value of warrants at beginning of year	$225	$376
Unrealized gain on fair market valuation of warrants	128	17
Warrants converted to securities	(333)	(168)
Fair value of warrants at end of year	$20	$225

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of December 31, 2020 and 2019, the fair value of such investment securities totaled $422 thousand and $70 thousand respectively.

The fair value of investment securities that were accounted for on a recurring basis as of the years ended December 31, 2020 and 2019 classified as Level 1 are as follows (in thousands):

	2020	2019
Fair value of securities at the beginning of year	$70	$127
Conversion of previously held private securities	53	—
Securities sold	(176)	—
Warrants converted to securities	333	—
Unrealized gain (loss) on fair market valuation of securities	142	(57)
Fair value of investment securities at the end of year	$422	$70

Impaired lease and off-lease equipment (non-recurring)

During the year ended December 31, 2020, the Company recorded fair value adjustments totaling $995 thousand to reduce the cost basis of certain manufacturing and agriculture equipment. There were no impaired equipment during 2019.

		Level 1	Level 2	Level 3
	December 31	Estimated	Estimated	Estimated
	2020	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$960	$—	$—	$960

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2020 and 2019:

December 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 - $28.66($.24)
			Exercise price	$0.10 - $160.05($.32)
			Time to maturity (in years)	0.98 - 3.35(1.18)
			Risk-free interest rate	0.10% - 0.22%(0.11%)
			Annualized volatility	33.86% - 158.37%(35.28%)

Lease and Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $150,000
			Quotes - per equipment	(total of $960,000)
			Equipment Condition	Poor to Average

December 31, 2019
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.12- $12.92 ($0.38)
			Exercise price	$0.10 - $160.05 ($0.41)
			Time to maturity (in years)	1.98 - 6.08 (2.20)
			Risk-free interest rate	1.58% - 1.73% (1.59%)
			Annualized volatility	37.97% - 109.07% (48.35%)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2020 and 2019 (in thousands):

	Fair Value Measurements at December 31, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,297	$1,297	$—	$—	$1,297
Investment in securities	422	422	—	—	422
Warrants, fair value	20	—	—	20	20

Financial liabilities:
Non-recourse debt	3,108	—	—	3,212	3,212

	Fair Value Measurements at December 31, 2019
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,027	$3,027	$—	$—	$3,027
Investment in securities	70	70	—	—	70
Warrants, fair value	225	—	—	225	225

Financial liabilities:
Non-recourse debt	4,067	—	—	4,115	4,115

14. Global health emergency:

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2020. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2020.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 70, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 67, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 62, joined ATEL in 1989 as general counsel. Mr. Morais manages ATEL’s legal department, which provides legal and contractual support in the negotiating, documenting, drafting, reviewing and funding of lease transactions. In addition, Mr. Morais advises on general corporate law matters, and assists on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the Corporate and Securities Legal Department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School; and an M.B.A. (Finance) degree from Golden Gate University in 1997. Mr. Morais, an active member of the State Bar of California since 1986, served as co-chair of the Uniform Business Law Section of the State Bar of California and was inducted as a fellow of the American College of Commercial Finance Lawyers in 2010.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2020.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2020 and 2019 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2020, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2020 and 2019, the Company incurred audit fees with its principal auditors totaling $87 thousand and $137 thousand, respectively.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm		15
	Balance Sheets at December 31, 2020 and 2019		16
	Statements of Operations for the years ended December 31, 2020 and 2019		17
	Statements of Changes in Members’ Capital for the years ended December 31, 2020 and 2019		18
	Statements of Cash Flows for the years ended December 31, 2020 and 2019		19
	Notes to Financial Statements		20

2.	Financial Statement Schedules

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

Date: March 29, 2021

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)	March 29, 2021
Dean L. Cash

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 29, 2021
Paritosh K. Choksi

/s/ Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Managing Member, LLC (Managing Member)	March 29, 2021
Samuel Schussler

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.