Form 10-Q
period 2021-03-31
ATEL 15, LLC
filed 2021-05-17
CIK 1519117

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

⌧              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2021

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

The number of Limited Liability Company Units outstanding as of April 30, 2021 was 6,542,557.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

MARCH 31, 2021 AND DECEMBER 31, 2020

(In Thousands)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$427	$1,297
Accounts receivable, net	152	46
Due from Managing Member and affiliates	—	55
Investment in securities	89	445
Warrants, fair value	2	20
Equipment under operating leases, net	14,073	14,812
Prepaid expenses and other assets	8	15
Total assets	$14,751	$16,690

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$77	$—
Other	102	228
Non-recourse debt	2,875	3,108
Unearned operating lease income	233	106
Total liabilities	3,287	3,442

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	11,464	13,248
Total Members’ capital	11,464	13,248
Total liabilities and Members’ capital	$14,751	$16,690

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating revenues:
Leasing and lending activities:
Operating leases revenue, net	$835	$993
Loss on sales of operating lease assets	(15)	—
Other revenue	5	2
Total operating revenues	825	995

Operating expenses:
Depreciation of operating lease assets	675	529
Asset management fees to Managing Member	36	42
Cost reimbursements to Managing Member and/or affiliates	130	141
Amortization of initial direct costs	—	1
Interest expense	26	34
Professional fees	92	49
Outside services	13	10
Taxes on income and franchise fees	22	18
Storage fees	30	42
Railcar maintenance	84	3
Other expense	38	31
Total operating expenses	1,146	900
(Loss) income from operations	(321)	95

Other income (loss):
Gain on sale of investment in securities	21	—
Unrealized gain (loss) on fair value adjustment for securities	9	(160)
Unrealized loss on fair value adjustment for warrants	(18)	(189)
Total other income (loss)	12	(349)
Net loss	$(309)	$(254)

Net loss:
Managing Member	$101	$119
Other Members	(410)	(373)
	$(309)	$(254)

Net loss per Limited Liability Company Unit (Other Members)	$(0.06)	$(0.06)
Weighted average number of Units outstanding	6,542,557	6,542,557

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended March 31, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	6,542,557	$13,248	$—	$13,248
Distributions to Other Members ($0.21 per Unit)	—	(1,374)	—	(1,374)
Distributions to Managing Member	—	—	(101)	(101)
Net (loss) income	—	(410)	101	(309)
Balance March 31, 2021	6,542,557	$11,464	$—	$11,464

	Three Months Ended March 31, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	6,542,557	$16,075	$—	$16,075
Distributions to Other Members ($0.22 per Unit)	—	(1,472)	—	(1,472)
Distributions to Managing Member	—	—	(119)	(119)
Net (loss) income	—	(373)	119	(254)
Balance March 31, 2020	6,542,557	$14,230	$—	$14,230

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2021 AND 2020

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net loss	$(309)	$(254)
Adjustment to reconcile net loss to cash provided by operating activities:
Loss on sales of operating lease assets	15	—
Gain on sale of investment in securities	(21)	—
Depreciation of operating lease assets	675	529
Amortization of initial direct costs	—	1
Provision for credit losses	3	2
Unrealized (gain) loss on fair value adjustment for securities	(9)	160
Unrealized loss on fair value adjustment for warrants	18	189
Changes in operating assets and liabilities:
Accounts receivable	(109)	32
Prepaid expenses and other assets	7	8
Due to/from Managing Member and affiliates	1	12
Accounts payable, other	(126)	9
Unearned operating lease income	127	113
Net cash provided by operating activities	272	801

Investing activities:
Purchase of securities	—	(3)
Proceeds from sales of operating lease assets	49	—
Proceeds from sales of securities	527	—
Net cash provided by (used in) investing activities	576	(3)

Financing activities:
Repayments under non-recourse debt	(233)	(259)
Distributions to Other Members	(1,374)	(1,472)
Distributions to Managing Member	(111)	(119)
Net cash used in financing activities	(1,718)	(1,850)

Net decrease in cash and cash equivalents	(870)	(1,052)
Cash and cash equivalents at beginning of period	1,297	3,027
Cash and cash equivalents at end of period	$427	$1,975

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$26	$34
Cash paid during the period for taxes	$62	$26

Schedule of non-cash financing transactions:
Distributions payable to Other Members at period-end	$—	$1,472
Distributions payable to Managing Member at period-end	$—	$119

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

As of March 31, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,542,557 Units were issued and outstanding.

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

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2021, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

Use of estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowances for doubtful accounts.

Segment reporting:

The Company is organized into one operating segment for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

The primary geographic region in which the Company seeks leasing and financing opportunities is North America. All of the Company’s current operating revenues for the respective three months ended March 31, 2021 and 2020, and long-lived tangible assets as of March 31, 2021 and December 31, 2020 relate to customers domiciled in the United States.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $89 thousand and $445 thousand of purchased securities at March 31, 2021 and December 31, 2020, respectively.

Such amounts included investment securities which do not have readily determinable market value totaling $24 thousand and $23 thousand at March 31, 2021 and December 31, 2020, respectively. During the respective three months ended March 31, 2021 and 2020, the Company recorded $9 thousand of unrealized gains and $5 thousand of unrealized losses on investment securities with readily determinable fair values. In addition, during the three months ended March 31, 2020, the Company recorded $155 thousand of unrealized losses on investment securities that do not have readily determinable fair values based on changes in observable prices. Such adjustment relates to securities of a borrower prior to its completion of an initial public offering in December 2020. There were no fair value adjustments on investment securities that do not have readily determinable fair values during the current quarter. Cumulatively, a total of $17 thousand was recorded to reduce the value of such investment securities held on March 31, 2021. During the three months ended March 31, 2021, the Company sold investment securities valued at approximately $366 thousand and realized a $21 thousand gain on the sale. There was no sales of investment in securities during the prior year period.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. As of March 31, 2021 and December 31, 2020, the estimated fair value of the Company’s portfolio of warrants was $2 thousand and $20 thousand, respectively. During the three months ended March 31, 2021 and 2020, the Company recorded unrealized losses of $18 thousand and $189 thousand, respectively, on fair valuation of its warrants. There were no warrant exercises during the three month periods ended March 31, 2021 and 2020.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis. Provisions for credit losses relating to operating leases are included in lease income in the Company’s financial statements.

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

3. Allowance for credit losses:

The Company’s allowance for credit losses are as follows: (in thousands)

Allowance for
Doubtful
Accounts
Operating Leases
Balance December 31, 2019	$—
Provision for credit losses	2
Balance December 31, 2020	$2
Provision for credit losses	3
Balance March 31, 2021	$5

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Equipment under operating leases, net:

The Company’s investment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications,	Expense or	Balance
	December 31,	Additions and	Amortization	March 31,
	2020	Dispositions	of Leases	2021
Equipment under operating leases, net	$11,149	$(88)	$(675)	$10,386
Assets held for sale or lease, net	3,659	24	—	3,683
Initial direct costs, net	4	—	—	4
Total	$14,812	$(64)	$(675)	$14,073

The Company did not record any impairment losses during the three months ended March 31, 2021 and 2020.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $675 thousand and $529 thousand for the three months ended March 31, 2021 and 2020, respectively. The total for three months period ended March 31, 2021 includes $177 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value. There were no such additional adjustments to depreciation recorded during the three months ended March 31, 2020.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2011 through 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	March 31,
	2020	Additions	or Dispositions	2021
Marine vessel	$19,410	$—	$—	$19,410
Manufacturing	4,358	—	(198)	4,160
Transportation, rail	5,094	—	(613)	4,481
Facility – other	5,084	—	—	5,084
Construction	1,775	—	—	1,775
Other	1,158	—	—	1,158
	36,879	—	(811)	36,068
Less accumulated depreciation	(25,730)	(675)	723	(25,682)
Total	$11,149	$(675)	$(88)	$10,386

The average estimated residual value for assets on operating leases was 18% of the assets’ original cost at both March 31, 2021 and December 31, 2020.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2021, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2021	$1,510
Year ending December 31, 2022	2,063
2023	1,175
2024	254
2025	16
$5,018

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2021, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three months ended March 31, 2021 and 2020 as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Administrative costs reimbursed to Managing Member and/or affiliates	$130	$141
Asset management fees to Managing Member	36	42
	$166	$183

6. Non-recourse debt:

At March 31, 2021, non-recourse debt consists of a note payable to a financial institution. The note payments are due in monthly installments. Interest on the note is 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2021, gross operating lease rentals totaled approximately $3.0 million over the remaining lease term and the carrying value of the pledged asset is $7.1 million. The note matures in 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2021	$712	$65	$777
Year ending December 31, 2022	979	58	1,037
2023	1,012	25	1,037
2024	172	1	173
Total	$2,875	$149	$3,024

The non-recourse debt represents half of a $9.2 million non-recourse promissory note executed on May 20, 2019. The non-recourse promissory note was split evenly between the Fund and its affiliate, ATEL 14, LLC, and was used to pay off the senior long-term debt. The non-recourse promissory note is to be serviced by the cash flows generated under a renewed bareboat charter.

7. Commitments:

At March 31, 2021, there were no commitments to purchase lease assets or to fund investments in notes receivable.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

8. Members’ capital:

A total of 6,542,557 Units were issued and outstanding at March 31, 2021 and December 31, 2020, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three months ended March 31, 2021 and 2020 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2021	2020
Distributions declared	$1,374	$1,472
Weighted average number of Units outstanding	6,542,557	6,542,557
Weighted average distributions per Unit	$0.21	$0.22

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

9. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2021 and December 31, 2020, the Company’s warrants and investment in securities were measured on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as December 31, 2020. There was no equipment measured at fair value as of March 31, 2021.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of March 31, 2021 and December 31, 2020, the calculated fair value of the Fund’s warrant portfolio approximated $2 thousand and $20 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis for the three months ended March 31, 2021 and 2020, and classified as Level 3 are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Fair value of warrants at beginning of period	$20	$225
Unrealized loss on fair market valuation of warrants	(18)	(189)
Fair value of warrants at end of period	$2	$36

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of March 31, 2021 and December 31, 2020, the fair value of such investment securities totaled $65 thousand and $422 thousand respectively.

The fair value of investment securities that were accounted for on a recurring basis for the three months ended March 31, 2021 and 2020, and classified as Level 1 are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Fair value of securities at the beginning of period	$422	$70
Securities sold	(366)	—
Unrealized gain (loss) on fair market valuation of securities	9	(5)
Fair value of investment securities at the end of period	$65	$65

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Impaired lease and off-lease equipment (non-recurring)

During the year ended December 31, 2020, the Company recorded fair value adjustments totaling $995 thousand to reduce the cost basis of certain manufacturing and agriculture equipment. There was no additional impairment recorded equipment during the three months ended March 31, 2021.

		Level 1	Level 2	Level 3
	March 31,	Estimated	Estimated	Estimated
	2021	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$960	$—	$—	$960

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2020	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$960	$—	$—	$960

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2021 and December 31, 2020:

March 31, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 - $27.05($.23)
			Exercise price	$0.10 - $160.05($0.32)
			Time to maturity (in years)	0.73 - 3.10(0.93)
			Risk-free interest rate	0.08% - 0.49%(0.11%)
			Annualized volatility	34.29% - 163.95%(35.82%)

Lease and Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $150,000
			Quotes - per equipment	(total of $960,000)
			Equipment Condition	Poor to Average

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at March 31, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$427	$427	$—	$—	$427
Investment in securities	65	65	—	—	65
Warrants, fair value	2	—	—	2	2

Financial liabilities:
Non-recourse debt	2,875	—	—	2,966	2,966

	Fair Value Measurements at December 31, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,297	$1,297	$—	$—	$1,297
Investment in securities	422	422	—	—	422
Warrants, fair value	20	—	—	20	20

Financial liabilities:
Non-recourse debt	3,108	—	—	3,212	3,212

10. Global health emergency:

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

As of March 31, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) had been received. As of the same date, 6,542,557 Units were issued and outstanding.

Results of Operations

The three months ended March 31, 2021 versus the three months ended March 31, 2020

The Company had net losses of $309 thousand and $254 thousand for the three months ended March 31, 2021 and 2020, respectively. The increase in net losses reflects a decrease in total operating revenues and an increase in total operating expenses, partially offset by the net impact of current quarter other income.

Total operating revenues were $825 thousand and $995 thousand for the three months ended March 31, 2021 and 2020, respectively. The $170 thousand, or 17%, period over period decline was primarily due to lower operating lease revenues, which was reduced due to portfolio run-off and disposition of lease assets.

Total operating expenses were $1.1 million and $900 thousand for the three months ended March 31, 2021 and 2020, respectively. The $246 thousand, or 27%, increase in operating expenses was primarily due to increases in depreciation, railcar maintenance costs and professional fees offset, in part, by decreases in storage fees and costs reimbursed to the Manager.

Depreciation increased by $146 thousand primarily due to an approximate $177 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such additional depreciation was partially offset by the impact of run-off and dispositions of lease assets. Railcar maintenance fees increased by $81 thousand largely due to an increase in off-lease railcar inventory; and professional fees increased by $43 thousand due to the timing differences in receipt of services and billings.

As partial offsets to the aforementioned increases in expenses, storage fees were reduced by $12 thousand due to lease reassignments and an increase in off-lease inventory which are pending sales and not incurring storage charges; and, costs reimbursed to the Manager decreased by $11 thousand due to lower allocated costs reflective of the Fund’s declining assets.

During the current quarter, the Company recorded other income totaling $12 thousand related to the fair valuation of its investment securities and warrants. This compares to other loss of $349 thousand recorded on such assets during the prior year period. The favorable change primarily reflects changes to the underlying prices of equity securities and warrants relative to a borrower which completed an initial public offering in 2020. During the current quarter, the Company realized $21 thousand of gains from the sales of such securities. There were no sales of securities during the prior year period.

Capital Resources and Liquidity

At March 31, 2021 and December 31, 2020, the Company’s cash and cash equivalents totaled $427 thousand and $1.3 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$272	$801
Investing activities	576	(3)
Financing activities	(1,718)	(1,850)
Net decrease in cash and cash equivalents	$(870)	$(1,052)

During the three months ended March 31, 2021, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, during the three months ended March 31, 2021, the Company received $527 thousand and $49 thousand of proceeds from sales of investment securities and lease assets. There was neither sales investment securities nor leases assets during the prior year period.

During the three months ended March 31, 2021 and 2020, cash was primarily used to pay distributions and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $1.5 million and $1.6 million for the respective three months ended March 31, 2021 and 2020; and, cash used to reduce non-recourse debt totaled $233 thousand and $259 thousand for the same respective periods. Cash was also used to pay invoices related to management fees and expenses, and other payables for both three-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through March 31, 2021.

Cash distributions were made by the Fund to Unitholders of record as of February 28, 2021, and paid through March 31, 2021. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital.

The Fund is required by the terms of its Operating Agreement to distribute the net cash flow generated by its investments in certain minimum amounts during the Reinvestment Period before it can reinvest its operating cash flow in additional portfolio assets. See the discussion in the ATEL 15, LLC Prospectus dated October 28, 2011 (“Prospectus”) under “Income, Losses and Distributions — Reinvestment.” Accordingly, the amount of cash flow from Fund investments distributed to Unitholders will not be available for reinvestment in additional portfolio assets. Cash distributions are based on current and anticipated gross revenues from the leases and loans acquired. Distributions are declared and distributed at the discretion of the Managing Member.

As net cash flows from operations are anticipated to fluctuate during the remaining life of the Fund, distributions will only be paid on an annual basis beginning with March of 2018.

The following table summarizes distribution activity for the Fund from inception through March 31, 2021 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit(2)	Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		$ n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951		—		5,951		0.90	6,612,560
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	5,934		—		5,934		0.90	6,606,921
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	5,892		—		5,892		0.90	6,567,800
Dec 2017 – Nov 2018	Jan 2018 – Dec 2018	1,918		—		1,918		0.29	6,554,450
Dec 2018 – Nov 2019	Jan 2019 – Dec 2019	2,958		—		2,958		0.45	6,542,557
Dec 2019 – Nov 2020	Jan 2020 – Dec 2020	3,271		—		3,271		0.50	6,542,557
Dec 2020 - Feb 2021	Jan 2021 - Mar 2021	1,374				1,374		0.21	6,542,557
		$38,614		$—		$38,614		$6.72

Source of distributions
Lease and loan payments and sales proceeds received		$38,614	100.00%	$—	0.00%	$38,614	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$38,614	100.00%	$—	0.00%	$38,614	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, December 1, 2015 to November 30, 2016, December 1, 2016 to November 30, 2017, December 1, 2017 to November 30, 2018, December 1, 2018 to November 30, 2019, December 1, 2019 to November 30, 2020, and December 1, 2020 to February 28, 2021, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2021, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the Company’s significant accounting policies since December 31, 2020.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 14, 2021

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