Form 10-Q
period 2021-06-30
ATEL 15, LLC
filed 2021-08-16
CIK 1519117

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2021

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

The number of Limited Liability Company Units outstanding as of July 31, 2021 was 6,542,557.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

JUNE 30, 2021 AND DECEMBER 31, 2020

(In Thousands)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,000	$1,297
Accounts receivable, net	69	46
Due from Managing Member and affiliates	—	55
Investment in securities	77	445
Warrants, fair value	2	20
Equipment under operating leases, net	12,463	14,812
Prepaid expenses and other assets	3	15
Total assets	$13,614	$16,690

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$33	$—
Other	83	228
Non-recourse debt	2,639	3,108
Unearned operating lease income	93	106
Total liabilities	2,848	3,442

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	10,766	13,248
Total Members’ capital	10,766	13,248
Total liabilities and Members’ capital	$13,614	$16,690

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating revenues:
Leasing and lending activities:
Operating leases revenue, net	$862	$963	$1,697	$1,957
Gain on sales of operating lease assets	90	101	75	101
Other revenue	52	2	57	4
Total operating revenues	1,004	1,066	1,829	2,062

Operating expenses:
Depreciation of operating lease assets	664	504	1,339	1,033
Asset management fees to Managing Member	30	27	66	69
Cost reimbursements to Managing Member and/or affiliates	122	138	252	279
Impairment losses on equipment	699	—	699	—
Amortization of initial direct costs	1	—	1	1
Interest expense	24	32	50	66
Professional fees	34	53	126	102
Outside services	15	17	28	27
Taxes on income and franchise fees	13	50	35	68
Storage fees	24	22	54	64
Railcar maintenance	43	2	127	2
Other expense	21	25	59	60
Total operating expenses	1,690	870	2,836	1,771
(Loss) income from operations	(686)	196	(1,007)	291

Other (loss) income:
Gain on sale of investment in securities	—	—	21	—
Unrealized (loss) gain on fair value adjustment for securities	(12)	263	(3)	103
Unrealized gain (loss) on fair value adjustment for warrants	—	323	(18)	134
Total other (loss) income	(12)	586	—	237
Net (loss) income	$(698)	$782	$(1,007)	$528

Net loss:
Managing Member	$—	$27	$101	$146
Other Members	(698)	755	(1,108)	382
	$(698)	$782	$(1,007)	$528

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.11)	$0.12	$(0.17)	$0.06
Weighted average number of Units outstanding	6,542,557	6,542,557	6,542,557	6,542,557

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended June 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2021	6,542,557	$11,464	$—	$11,464
Net loss	—	(698)	—	(698)
Balance June 30, 2021	6,542,557	$10,766	$—	$10,766

	Six Months Ended June 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	6,542,557	$13,248	$—	$13,248
Distributions to Other Members ($0.21 per Unit)	—	(1,374)	—	(1,374)
Distributions to Managing Member	—	—	(101)	(101)
Net (loss) income	—	(1,108)	101	(1,007)
Balance June 30, 2021	6,542,557	$10,766	$—	$10,766

	Three Months Ended June 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2020	6,542,557	$14,230	$—	$14,230
Distributions to Other Members ($0.05 per Unit)	—	(327)	—	(327)
Distributions to Managing Member	—	—	(27)	(27)
Net income	—	755	27	782
Balance June 30, 2020	6,542,557	$14,658	$—	$14,658

	Six Months Ended June 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	6,542,557	$16,075	$—	$16,075
Distributions to Other Members ($0.27 per Unit)	—	(1,799)	—	(1,799)
Distributions to Managing Member	—	—	(146)	(146)
Net income	—	382	146	528
Balance June 30, 2020	6,542,557	$14,658	$—	$14,658

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2021 AND 2020

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net (loss) income	$(1,007)	$528
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of operating lease assets	(75)	(101)
Gain on sale of investment in securities	(21)	—
Depreciation of operating lease assets	1,339	1,033
Amortization of initial direct costs	1	1
Provision for credit losses	7	1
Impairment losses on equipment	699	—
Unrealized loss (gain) on fair value adjustment for securities	3	(103)
Unrealized loss (gain) on fair value adjustment for warrants	18	(134)
Changes in operating assets and liabilities:
Accounts receivable	(30)	(13)
Prepaid expenses and other assets	12	8
Due to/from Managing Member and affiliates	(43)	34
Accounts payable, other	(145)	62
Unearned operating lease income	(13)	(29)
Net cash provided by operating activities	745	1,287

Investing activities:
Purchase of securities	—	(3)
Proceeds from sales of operating lease assets	385	161
Proceeds from sales of securities	527	—
Net cash provided by investing activities	912	158

Financing activities:
Repayments under non-recourse debt	(469)	(498)
Distributions to Other Members	(1,374)	(2,944)
Distributions to Managing Member	(111)	(238)
Net cash used in financing activities	(1,954)	(3,680)

Net decrease in cash and cash equivalents	(297)	(2,235)
Cash and cash equivalents at beginning of period	1,297	3,027
Cash and cash equivalents at end of period	$1,000	$792

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$50	$66
Cash paid during the period for taxes	$70	$97

Schedule of non-cash financing transactions:
Distributions payable to Other Members at period-end	$—	$327
Distributions payable to Managing Member at period-end	$—	$27

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

As of June 30, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,542,557 Units were issued and outstanding.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2021, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing and financing opportunities is North America. All of the Company’s current operating revenues for the respective three and six months ended June 30, 2021 and 2020, and long-lived tangible assets as of June 30, 2021 and December 31, 2020 relate to customers domiciled in the United States.

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

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $77 thousand and $445 thousand of purchased securities at June 30, 2021 and December 31, 2020, respectively.

Such amounts included investment securities which do not have readily determinable market value totaling $24 thousand and $23 thousand at June 30, 2021 and December 31, 2020, respectively. During the respective three months ended June 30, 2021 and 2020, the Company recorded $12 thousand of unrealized losses and $263 thousand of unrealized gains on investment securities with readily determinable fair values. During the respective six months ended June 30, 2021 and 2020, the Company recorded $3 thousand of unrealized losses and $103 thousand of realized gains on investment securities with readily determinable fair values. There were no fair value adjustments on the Company’s remaining investment securities that do not have readily determinable fair values during the three- and six-month periods ended June 30, 2021 and 2020. Cumulatively, a total of $17 thousand was recorded to reduce the value of such investment securities held on June 30, 2021. The Company had no impairment adjustments on investment securities during the three and six months ended June 30, 2021 and 2020. In addition, there were no sales of investment in securities during the current quarter and prior year period.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. As of June 30, 2021 and December 31, 2020, the estimated fair value of the Company’s portfolio of warrants was $2 thousand and $20 thousand, respectively. During the three months ended June 30, 2021, the net unrealized gains and losses on the Company’s warrants was de minimis. During the three months ended June 30, 2020, the Company recorded unrealized gains of $323 thousand. During the six months ended June 30, 2021 and 2020, the Company recorded unrealized losses of $18 thousand and unrealized gains of $134 thousand, respectively, on fair valuation of its warrants. There were no warrant exercises during the three and six month periods ended June 30, 2021 and 2020.

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

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Allowance for credit losses:

The Company’s allowance for credit losses are as follows: (in thousands)

Allowance for
Doubtful
Accounts
Operating Leases
Balance December 31, 2019	$—
Provision for credit losses	2
Balance December 31, 2020	$2
Provision for credit losses	7
Balance June 30, 2021	$9

4. Equipment under operating leases, net:

The Company’s investment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications,	Expense or	Balance
	December 31,	Additions, Dispositions	Amortization	June 30,
	2020	and Impairment Leases	of Leases	2021
Equipment under operating leases, net	$11,149	$524	$(1,339)	$10,334
Assets held for sale or lease, net	3,659	(717)	(816)	2,126
Initial direct costs, net	4	—	(1)	3
Total	$14,812	$(193)	$(2,156)	$12,463

The Company recorded $699 thousand of impairment losses on equipment during the three and six months ended June 30, 2021. There were no such impairment losses recorded during the three and six months ended June 30, 2020.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $664 thousand and $504 thousand for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense on the Company’s equipment totaled $1.3 million and $1.0 million for the three and six months period ended June 30, 2021 and 2020, respectively. The total depreciation for the three and six months ended June 30, 2021 include $158 thousand and $335 thousand, respectively, of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value. There were no such additional adjustments to depreciation recorded during the three and six months ended June 30, 2020.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2011 through 2015.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance		Reclassifications	Balance
	December 31,		or Dispositions	June 30,
	2020	Additions	Impairment leases	2021
Marine vessel	$19,410	$—	$—	$19,410
Manufacturing	4,358	—	(1,238)	3,120
Transportation, rail	5,094	—	621	5,715
Facility – other	5,084	—	—	5,084
Construction	1,775	—	—	1,775
Other	1,158	—	(127)	1,031
	36,879	—	(744)	36,135
Less accumulated depreciation	(25,730)	(1,339)	1,268	(25,801)
Total	$11,149	$(1,339)	$524	$10,334

The average estimated residual value for assets on operating leases was 17% and 18% of the assets’ original cost at June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Six months ending December 31, 2021	$1,200
Year ending December 31, 2022	2,267
2023	1,379
2024	457
2025	219
Thereafter	51
$5,573

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2021, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 50
Marine vessel	20 – 30
Manufacturing	10 – 15
Construction	7 – 10
Facility - other	7 – 10
Other	7 – 10

5. Related party transactions:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three and six months ended June 30, 2021 and 2020 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Administrative costs reimbursed to Managing Member and/or affiliates	$122	$138	$252	$279
Asset management fees to Managing Member	30	27	66	69
	$152	$165	$318	$348

6. Non-recourse debt:

At June 30, 2021, non-recourse debt consists of a note payable to a financial institution. The note payments are due in monthly installments. Interest on the note is 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At June 30, 2021, gross operating lease rentals totaled approximately $2.8 million over the remaining lease term and the carrying value of the pledged asset is $6.9 million. The note matures in 2024.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2021	$477	$42	$519
Year ending December 31, 2022	978	58	1,036
2023	1,012	25	1,037
2024	172	1	173
Total	$2,639	$126	$2,765

The non-recourse debt represents half of a $9.2 million non-recourse promissory note executed on May 20, 2019. The non-recourse promissory note was split evenly between the Fund and its affiliate, ATEL 14, LLC, and was used to pay off the senior long-term debt. The non-recourse promissory note is to be serviced by the cash flows generated under a renewed bareboat charter.

7. Commitments:

At June 30, 2021, there were no commitments to purchase lease assets or to fund investments in notes receivable.

8. Members’ capital:

A total of 6,542,557 Units were issued and outstanding at June 30, 2021 and December 31, 2020, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Distributions to the Other Members for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Distributions declared	$—	$327	$1,374	$1,799
Weighted average number of Units outstanding	6,542,557	6,542,557	6,542,557	6,542,557
Weighted average distributions per Unit	$—	$0.05	$0.21	$0.27

9. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At June 30, 2021 and December 31, 2020, the Company’s warrants and investment in securities were measured on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2021 and December 31, 2020, the calculated fair value of the Fund’s warrants portfolio totaled $2 thousand and $20 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis for the three and six months ended June 30, 2021 and 2020, and classified as Level 3 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fair value of warrants at beginning of period	$2	$36	$20	$225
Unrealized gain (loss) on fair market valuation of warrants	—	323	(18)	134
Fair value of warrants at end of period	$2	$359	$2	$359

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of June 30, 2021 and December 31, 2020, the fair value of such investment securities totaled $53 thousand and $422 thousand respectively.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The fair value of investment securities that were accounted for on a recurring basis for the three and six months ended June 30, 2021 and 2020, and classified as Level 1 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fair value of securities at the beginning of period	$65	$65	$422	$70
Conversion of previously held private securities	—	53	—	53
Securities sold	—	—	(366)	—
Unrealized (loss) gain on fair market valuation of securities	(12)	263	(3)	258
Fair value of investment securities at the end of period	$53	$381	$53	$381

Impaired lease and off-lease equipment (non-recurring)

During the year ended December 31, 2020, the Company recorded fair value adjustments totaling $995 thousand to reduce the cost basis of certain manufacturing and agriculture equipment. During the year ended June 30, 2021, the Company recorded additional fair value adjustments totaling $699 thousand to reduce the cost basis of certain manufacturing and agriculture equipment.

		Level 1	Level 2	Level 3
	June 30	Estimated	Estimated	Estimated
	2021	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$1,190	$—	$—	$1,190

		Level 1	Level 2	Level 3
	December 31	Estimated	Estimated	Estimated
	2020	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$960	$—	$—	$960

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2021 and December 31, 2020:

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 - $27.05($0.23)
			Exercise price	$0.10 - $160.05($0.32)
			Time to maturity (in years)	0.48 - 2.85(0.68)
			Risk-free interest rate	0.06% - 0.46%(0.09%)
			Annualized volatility	34.29% - 163.95%(35.82%)

Lease and Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $150,000
			Quotes - per equipment	(total of $1,190,000)
			Equipment Condition	Poor to Average

December 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 - $28.66($0.24)
			Exercise price	$0.10 - $160.05($0.32)
			Time to maturity (in years)	0.98 - 3.35(1.18)
			Risk-free interest rate	0.10% - 0.22%(0.11%)
			Annualized volatility	33.86% - 158.37%(35.28%)

Lease and Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $150,000
			Quotes - per equipment	(total of $960,000)
			Equipment Condition	Poor to Average

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

(Unaudited)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at June 30, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,000	$1,000	$—	$—	$1,000
Investment in securities	53	53	—	—	53
Warrants, fair value	2	—	—	2	2

Financial liabilities:
Non-recourse debt	2,639	—	—	2,716	2,716

	Fair Value Measurements at December 31, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,297	$1,297	$—	$—	$1,297
Investment in securities	422	422	—	—	422
Warrants, fair value	20	—	—	20	20

Financial liabilities:
Non-recourse debt	3,108	—	—	3,212	3,212

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

As of June 30, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) had been received. As of the same date, 6,542,557 Units were issued and outstanding.

Results of Operations

Three months ended June 30, 2021 versus three months ended June 30, 2020

The Company had net losses of $698 thousand and net income of $782 thousand for the three months ended June 30, 2021 and 2020, respectively. The results for the second quarter of 2021 reflect an increase in total operating expenses, an unfavorable change in other income (loss) related to the Company’s investment securities and warrants, and a decline in total operating revenues.

Total operating expenses were $1.7 million and $870 thousand for the three months ended June 30, 2021 and 2020, respectively. The $820 thousand, or 94% increase in operating expenses was primarily due to increases in impairment losses on equipment and depreciation.

Impairment losses on equipment increased by $699 thousand due to adjustments recorded to reduce the book value of certain off lease equipment deemed impaired. There were no such adjustments during the prior year period. Depreciation increased by $160 thousand primarily due to an approximate $158 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions.

During the respective three months ended June 30, 2021 and 2020, the Company recorded other losses of $12 thousand and other income of $586 thousand related to the fair valuation of its investment securities and warrants. The $598 thousand unfavorable change in such income (losses) reflects prior year period unrealized gains attributable to a significant change in the stock price of holdings in a privately held company which completed an initial public offering during 2020. All holdings in such company had been liquidated prior to the second quarter of 2021.

Total operating revenues were $1.0 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively. The $62 thousand, or 6%, period over period decline was primarily due to lower operating lease revenues, which were reduced due to portfolio run-off and disposition of lease assets, offset, in part by an increase in other revenue which was attributable to deferred maintenance fees associated with certain returned equipment.

Six months ended June 30, 2021 versus six months ended June 30, 2020

The Company had net losses of $1.0 million and net income of $528 thousand for the six months ended June 30, 2021 and 2020, respectively. The results for the first six months of 2021 reflect an increase in total operating expenses, an unfavorable change in other income (loss) related to the Company’s investment securities and warrants, and a reduction in total operating revenues.

Total operating expenses were $2.8 million and $1.8 million for the six months ended June 30, 2021 and 2020, respectively. The $1.1 million, or 60%, increase in operating expenses was primarily due to increases in impairment losses on equipment, depreciation expense and railcar maintenance costs.

Impairment losses on equipment increased by $699 thousand due to adjustments recorded to reduce the book value of certain off lease equipment deemed impaired. There were no such adjustments during the prior year period. Depreciation expense increased by $306 thousand largely due to an approximate $335 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extension. Such additional depreciation was partially offset by the impact of run-off and disposition of lease assets. Railcar maintenance costs increased by $125 thousand due to an increase in off-lease railcar inventory.

The unfavorable change in other income (loss) related to the Company’s investment securities and warrants totaled $237 thousand as unrealized gains and losses recorded during the current six-month period netted to zero as compared to the $237 thousand of other income recorded during the prior year period. The prior year period other income reflects unrealized gains attributable to a significant change in the stock price of holdings in a privately held company which completed an initial public offering during 2020. All holdings in such company had been liquidated prior to the second quarter of 2021.

Total operating revenues were $1.8 million and $2.1 million for the six months ended June 30, 2021 and 2020, respectively. The $233 thousand, or 11%, decline in operating revenues was primarily due to reductions in operating lease revenues and in gain on sales of operating lease assets, partially offset by a favorable change in other revenue.

Operating lease revenues decreased by $260 thousand primarily due to run-off and disposition of lease assets since June 30, 2020; while gains realized on sales of lease assets was reduced by $26 thousand mainly due to the change in the mix of assets sold. As a partial offset to such decreases, other revenue increased by $53 thousand due to deferred maintenance fees earned on certain returned equipment.

Capital Resources and Liquidity

At June 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents totaled $1.0 million and $1.3 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$745	$1,287
Investing activities	912	158
Financing activities	(1,954)	(3,680)
Net decrease in cash and cash equivalents	$(297)	$(2,235)

During the six months ended June 30, 2021 and 2020, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, during the same respective periods, the Company received $385 thousand and $161 thousand of proceeds from sales of operating lease assets. Also, during the first half of 2021, the Company received $527 thousand of proceeds from sales of securities. There were no sales of securities during the prior year period.

During the six months ended June 30, 2021 and 2020, cash was primarily used to pay distributions and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $1.5 million and $3.2 million for the respective six months ended June 30, 2021 and 2020. Cash used to reduce non-recourse debt totaled $469 thousand and $498 thousand for the same respective periods. In addition, cash was used to pay invoices related to management fees and expenses, and other payables for both six-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through June 30, 2021.

Cash distributions were made by the Fund to Unitholders of record as of February 28, 2021, and paid through June 30, 2021. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2021 (in thousands except for Units and Per Unit Data):

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2021, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

	(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
	(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
	(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
	(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
	(101.INS)	Inline XBRL Instance Document
	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
	(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
	(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
	(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	(104)	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2021 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2021

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