Form 10-Q
period 2021-09-30
ATEL 15, LLC
filed 2021-11-15
CIK 1519117

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2021

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

The number of Limited Liability Company Units outstanding as of October 31, 2021 was 6,542,557.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2021	2020

ASSETS
Cash and cash equivalents	$2,139	$1,297
Accounts receivable, net	64	46
Due from Managing Member and affiliates	—	55
Investment in securities	67	445
Warrants, fair value	2	20
Equipment under operating leases, net	11,260	14,812
Prepaid expenses and other assets	12	15
Total assets	$13,544	$16,690

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$51	$—
Other	368	228
Non-recourse debt	2,402	3,108
Unearned operating lease income	188	106
Total liabilities	3,009	3,442

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	10,535	13,248
Total Members’ capital	10,535	13,248
Total liabilities and Members’ capital	$13,544	$16,690

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating revenues:
Leasing and lending activities:
Operating leases revenue, net	$730	$969	$2,427	$2,926
(Loss) gain on sales of operating lease assets	(21)	65	54	166
Other revenue	5	4	62	8
Total operating revenues	714	1,038	2,543	3,100

Operating expenses:
Depreciation of operating lease assets	531	770	1,870	1,803
Asset management fees to Managing Member	42	46	108	115
Cost reimbursements to Managing Member and/or affiliates	111	124	363	403
Impairment losses on equipment	89	—	788	—
Amortization of initial direct costs	—	—	1	1
Interest expense	21	29	71	95
Professional fees	13	14	139	116
Outside services	22	27	50	54
Taxes on income and franchise fees	14	17	49	85
Storage fees	24	34	78	98
Railcar maintenance	30	—	157	—
Other expense	39	43	98	105
Total operating expenses	936	1,104	3,772	2,875
Net (loss) income from operations	(222)	(66)	(1,229)	225

Other (loss) income:
Gain on sale of investment in securities	—	—	21	—
Unrealized (loss) gain on fair value adjustment for securities	(9)	41	(12)	144
Unrealized (loss) gain on fair value adjustment for warrants	—	(4)	(18)	130
Total other (loss) income	(9)	37	(9)	274
Net (loss) income	$(231)	$(29)	$(1,238)	$499

Net (loss) income:
Managing Member	$—	$—	$101	$146
Other Members	(231)	(29)	(1,339)	353
	$(231)	$(29)	$(1,238)	$499

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.04)	$0.00	$(0.20)	$0.05
Weighted average number of Units outstanding	6,542,557	6,542,557	6,542,557	6,542,557

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2021	6,542,557	$10,766	$—	$10,766
Net loss	—	(231)	—	(231)
Balance September 30, 2021	6,542,557	$10,535	$—	$10,535

	Nine Months Ended September 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	6,542,557	$13,248	$—	$13,248
Distributions to Other Members ($0.21 per Unit)	—	(1,374)	—	(1,374)
Distributions to Managing Member	—	—	(101)	(101)
Net (loss) income	—	(1,339)	101	(1,238)
Balance September 30, 2021	6,542,557	$10,535	$—	$10,535

	Three Months Ended September 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2020	6,542,557	$14,658	$—	$14,658
Net loss	—	(29)	—	(29)
Balance September 30, 2020	6,542,557	$14,629	$—	$14,629

	Nine Months Ended September 30, 2020
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2019	6,542,557	$16,075	$—	$16,075
Distributions to Other Members ($0.27 per Unit)	—	(1,799)	—	(1,799)
Distributions to Managing Member	—	—	(146)	(146)
Net income	—	353	146	499
Balance September 30, 2020	6,542,557	$14,629	$—	$14,629

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2021 AND 2020

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net (loss) income	$(1,238)	$499
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of operating lease assets	(54)	(166)
Gain on sales of investment in securities	(21)	—
Depreciation of operating lease assets	1,870	1,803
Amortization of initial direct costs	1	1
Provision for credit losses	9	—
Impairment losses on equipment	788	—
Unrealized loss (gain) on fair value adjustment for securities	12	(144)
Unrealized loss (gain) on fair value adjustment for warrants	18	(130)
Changes in operating assets and liabilities:
Accounts receivable	(27)	2
Prepaid expenses and other assets	3	4
Due to/from Managing Member and affiliates	(24)	10
Accounts payable, other	140	(32)
Unearned operating lease income	82	118
Net cash provided by operating activities	1,559	1,965

Investing activities:
Purchase of securities	—	(3)
Proceeds from sales of operating lease assets	947	287
Proceeds from sales of securities	527	—
Net cash provided by investing activities	1,474	284

Financing activities:
Repayments under non-recourse debt	(706)	(727)
Distributions to Other Members	(1,374)	(3,271)
Distributions to Managing Member	(111)	(265)
Net cash used in financing activities	(2,191)	(4,263)

Net increase (decrease) in cash and cash equivalents	842	(2,014)
Cash and cash equivalents at beginning of period	1,297	3,027
Cash and cash equivalents at end of period	$2,139	$1,013

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$71	$95
Cash paid during the period for taxes	$70	$85

Schedule of non-cash financing transactions:
Conversion of warrants to equity securities	$—	$333

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

As of September 30, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,542,557 Units were issued and outstanding.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2021, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing and financing opportunities is North America. All of the Company’s current operating revenues for the respective three and nine months ended September 30, 2021 and 2020, and long-lived tangible assets as of September 30, 2021 and December 31, 2020 relate to customers domiciled in the United States.

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

Purchased securities

The Company’s purchased securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s purchased securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $67 thousand and $445 thousand of purchased securities at September 30, 2021 and December 31, 2020, respectively. Such amounts included investment securities which do not have readily determinable market value totaling $23 thousand both at September 30, 2021 and December 31, 2020. During the respective three months ended September 30, 2021 and 2020, the Company recorded $9 thousand of unrealized losses and $41 thousand of unrealized gains on investment securities with readily determinable fair values. During the respective nine months ended September 30, 2021 and 2020, the Company recorded $12 thousand of unrealized losses and $144 thousand of unrealized gains on investment securities with readily determinable fair values. There were no fair value adjustments on investment securities that do not have readily determinable fair values during the three- and nine-month periods ended September 30, 2021 and 2020. Cumulatively, a total of $17 thousand was recorded to reduce the value of such investment securities held on September 30, 2021. The Company had no impairment adjustments on investment securities during the three and nine months ended September 30, 2021 and 2020. In addition, there were no sales of investment in securities during the current quarter and prior year period.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. As of September 30, 2021 and December 31, 2020, the estimated fair value of the Company’s portfolio of warrants was $2 thousand and $20 thousand, respectively. During the three months ended September 30, 2021, the net unrealized gains and losses on the Company’s warrants was de minimis. During the three months ended September 30, 2020, the Company recorded unrealized losses of $4 thousand. During the nine months ended September 30, 2021 and 2020, the Company recorded unrealized losses of $18 thousand and unrealized gains of $130 thousand, respectively, on fair valuation of its warrants. There were net warrant exercises in exchange for securities totaling $333 thousand during the nine-month periods ended September 30, 2020. There were no warrant exercises during the nine-month periods ended September 30, 2021.

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

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Allowance for credit losses:

The Company’s allowance for credit losses are as follows: (in thousands)

Allowance for
Doubtful
Accounts
Operating Leases
Balance December 31, 2019	$—
Provision for credit losses	2
Balance December 31, 2020	$2
Provision for credit losses	9
Balance September 30, 2021	$11

4. Equipment under operating leases, net:

The Company’s investment under operating leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications,	Expense or	Balance
	December 31,	Additions, Dispositions	Amortization	September 30,
	2020	and Impairment Losses	of Leases	2021
Equipment under operating leases, net	$11,149	$609	$(1,870)	$9,888
Assets held for sale or lease, net	3,659	(2,291)	—	1,368
Initial direct costs, net	4	—	—	4
Total	$14,812	$(1,682)	$(1,870)	$11,260

The Company recorded $89 thousand and $788 thousand of impairment losses on equipment during the three and nine months ended September 30, 2021. There were no such impairment losses recorded during the three and nine months ended September 30, 2020.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $531 thousand and $770 thousand for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense on the Company’s equipment totaled $1.9 million and $1.8 million for the nine months period ended September 30, 2021 and 2020, respectively. Total depreciation for the three and nine months ended September 30, 2021 include $25 thousand and $360 thousand, respectively, of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value. Such additional depreciation totaled $276 thousand for both the three- and nine-month periods ended September 30, 2020.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2011 through 2015.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance		Reclassifications	Balance
	December 31,		or Dispositions	September 30,
	2020	Additions	Impairment Losses	2021
Marine vessel	$19,410	$—	$—	$19,410
Manufacturing	4,358	—	(1,604)	2,754
Transportation, rail	5,094	—	621	5,715
Facility – other	5,084	—	—	5,084
Construction	1,775	—	—	1,775
Other	1,158	—	(201)	957
	36,879	—	(1,184)	35,695
Less accumulated depreciation	(25,730)	(1,870)	1,793	(25,807)
Total	$11,149	$(1,870)	$609	$9,888

The average estimated residual value for assets on operating leases was 18% of the assets’ original cost at both September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2021	$461
Year ending December 31, 2022	2,267
2023	1,379
2024	457
2025	219
Thereafter	51
$4,834

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2021, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three and nine months ended September 30, 2021 and 2020 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Administrative costs reimbursed to Managing Member and/or affiliates	$111	$124	$363	$403
Asset management fees to Managing Member	42	46	108	115
	$153	$170	$471	$518

6. Non-recourse debt:

At September 30, 2021, non-recourse debt consists of a note payable to a financial institution. The note payments are due in monthly installments. Interest on the note is 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At September 30, 2021, gross operating lease rentals totaled approximately $2.5 million over the remaining lease term and the carrying value of the pledged asset is $6.6 million. The note matures in 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2021	$240	$20	$260
Year ending December 31, 2022	978	58	1,036
2023	1,012	25	1,037
2024	172	1	173
Total	$2,402	$104	$2,506

The non-recourse debt represents half of a $9.2 million non-recourse promissory note executed on May 20, 2019. The non-recourse promissory note was split evenly between the Fund and its affiliate, ATEL 14, LLC, and was used to pay off the senior long-term debt. The non-recourse promissory note is to be serviced by the cash flows generated under a renewed bareboat charter.

7. Commitments:

At September 30, 2021, there were no commitments to purchase lease assets or to fund investments in notes receivable.

8. Members’ capital:

A total of 6,542,557 Units were issued and outstanding at September 30, 2021 and December 31, 2020, including the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Distributions to the Other Members for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Distributions declared	$—	$—	$1,374	$1,799
Weighted average number of Units outstanding	6,542,557	6,542,557	6,542,557	6,542,557
Weighted average distributions per Unit	$—	$—	$0.21	$0.27

9. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At September 30, 2021 and December 31, 2020, the Company’s warrants and investment in securities were measured on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of September 30, 2021 and December 31, 2020, the calculated fair value of the Fund’s warrants portfolio totaled $2 thousand and $20 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis for the three and nine months ended September 30, 2021 and 2020, and classified as Level 3 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fair value of warrants at beginning of period	$2	$359	$20	$225
Unrealized (loss) gain on fair market valuation of warrants	—	(4)	(18)	130
Warrants converted to securities	—	(333)	—	(333)
Fair value of warrants at end of period	$2	$22	$2	$22

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of September 30, 2021 and December 31, 2020, the fair value of such investment securities totaled $44 thousand and $422 thousand respectively.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The fair value of investment securities that were accounted for on a recurring basis for the three and nine months ended September 30, 2021 and 2020, and classified as Level 1 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fair value of securities at the beginning of period	$53	$381	$422	$70
Conversion of previously held private securities	—	—	—	53
Warrants converted to securities	—	333	—	333
Security sold	—	—	(366)	—
Unrealized (loss) gain on fair market valuation of securities	(9)	41	(12)	299
Fair value of investment securities at the end of period	$44	$755	$44	$755

Impaired lease and off-lease equipment (non-recurring)

During the year ended December 31, 2020, the Company recorded fair value adjustments totaling $995 thousand to reduce the cost basis of certain manufacturing and agriculture equipment. During the year ended September 30, 2021, the Company recorded additional fair value adjustments totaling $788 thousand to reduce the cost basis of certain manufacturing and agriculture equipment.

		Level 1	Level 2	Level 3
	September 30	Estimated	Estimated	Estimated
	2021	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$936	$—	$—	$936

		Level 1	Level 2	Level 3
	December 31	Estimated	Estimated	Estimated
	2020	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$960	$—	$—	$960

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2021 and December 31, 2020:

September 30, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 - $18.72($0.21)
			Exercise price	$0.10 - $160.05($0.32)
			Time to maturity (in years)	0.23 - 2.60(0.43)
			Risk-free interest rate	0.04% - 0.47%(0.08%)
			Annualized volatility	34.92% - 166.94%(36.50%)

Lease and Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $150,000
			Quotes - per equipment	(total of $936,000)
			Equipment Condition	Poor to Average

December 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 - $28.66($0.24)
			Exercise price	$0.10 - $160.05($0.32)
			Time to maturity (in years)	0.98 - 3.35(1.18)
			Risk-free interest rate	0.10% - 0.22%(0.11%)
			Annualized volatility	33.86% - 158.37%(35.28%)

Lease and Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $150,000
			Quotes - per equipment	(total of $960,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at September 30, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,139	$2,139	$—	$—	$2,139
Investment in securities	44	44	—	—	44
Warrants, fair value	2	—	—	2	2

Financial liabilities:
Non-recourse debt	2,402	—	—	2,456	2,456

	Fair Value Measurements at December 31, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,297	$1,297	$—	$—	$1,297
Investment in securities	422	422	—	—	422
Warrants, fair value	20	—	—	20	20

Financial liabilities:
Non-recourse debt	3,108	—	—	3,212	3,212

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

As of September 30, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) had been received. As of the same date, 6,542,557 Units were issued and outstanding.

Results of Operations

Three months ended September 30, 2021 versus three months ended September 30, 2020

The Company had net losses of $231 thousand and $29 thousand for the three months ended September 30, 2021 and 2020, respectively. The results for the third quarter of 2021 reflect decreases in both total operating revenues and expenses, and an unfavorable change in other (loss) income related to the Company’s investment securities and warrants.

Total operating revenues decreased by $324 thousand, or 31%, period over period decline was primarily due to lower operating lease revenues and an unfavorable change in gains (losses) recognized on sales of lease assets. Operating lease revenues decreased primarily due to run-off and disposition of lease assets; while the unfavorable change in gains (losses) recognized on sales of lease assets was attributable to a change in the mix of assets sold.

Total operating expenses decreased by $168 thousand, or 15%, largely due to a decline in depreciation expense partially offset by impairment losses recorded during the current quarter. Depreciation expense decreased by $239 thousand primarily due to portfolio run off and disposition of lease assets. Impairment losses totaling $89 thousand were recorded during the current quarter to reduce the book value of certain off-lease equipment deemed impaired. There were no such adjustments during the prior year period.

During the current quarter, the Fund recorded other loss of $9 thousand related to unrealized gains/losses on its portfolio of investments securities and warrants. This compares to other income of $37 thousand recorded during the prior year period. The $46 thousand unfavorable change in other (loss) income reflects prior year period unrealized gains attributable to a significant change in the stock price of holdings in a privately held company, which completed an initial public offering during 2020. All holdings in such company had been liquidated prior to the second quarter of 2021.

Nine months ended September 30, 2021 versus nine months ended September 30, 2020

The Company had net losses of $1.2 million and net income of $499 thousand for the nine months ended September 30, 2021 and 2020, respectively. The results for the nine months of 2021 reflect a decline in total operating revenues, an increase in total operating expenses, and an unfavorable change in other (loss) income related to the Company’s investment securities and warrants.

Total operating revenues decreased by $557 thousand, or 18%, primarily due to reductions in operating lease revenues and gains realized on sales of operating lease assets partially offset by a favorable change in other revenue.

Operating lease revenues decreased by $499 thousand primarily due to run-off and disposition of lease assets since September 30, 2020; while gains realized from sales of lease assets declined by $112 thousand mainly due to the change in the mix of assets sold. As a partial offset to such decreases, other revenue increased by $54 thousand due to deferred maintenance fees related to excessive wear and tear on certain returned equipment.

Total operating expenses increased by $897 thousand, or 31%, primarily due to impairment losses recorded on certain equipment coupled with higher railcar maintenance costs.

Impairment losses totaling $788 thousand were recorded during the first nine months of 2021 to reduce the book value of certain off-lease equipment deemed impaired. There were no such adjustments during the prior year period.

Railcar maintenance costs increased by $157 thousand due to an increase in off-lease railcar inventory.

During the current nine-month period, the Fund recorded other loss of $9 thousand related to both unrealized and realized gains/losses on its portfolio of investments securities and warrants. This compares to other income of $274 thousand recorded during the prior year period. The $283 thousand unfavorable change in other (loss) income primarily reflects prior year period unrealized gains attributable to a significant change in the stock price of holdings in a privately held company which completed an initial public offering during 2020. All holdings in such company had been liquidated prior to the second quarter of 2021.

Capital Resources and Liquidity

At September 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents totaled $2.1 million and $1.3 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$1,559	$1,965
Investing activities	1,474	284
Financing activities	(2,191)	(4,263)
Net increase (decrease) in cash and cash equivalents	$842	$(2,014)

During the nine months ended September 30, 2021 and 2020, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, during the same respective periods, the Company received

$947 thousand and $287 thousand of proceeds from sales of operating lease assets. Also, during the first nine months of 2021, the Company received $527 thousand of proceeds from sales of securities. There were no sales of securities during the prior year period.

During the nine months ended September 30, 2021 and 2020, cash was primarily used to pay distributions and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $1.5 million and $3.5 million for the respective nine months ended September 30, 2021 and 2020. Cash used to reduce non-recourse debt totaled $706 thousand and $727 thousand for the same respective periods. In addition, cash was used to pay invoices related to management fees and expenses, and other payables for both nine-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012. Additional distributions have been made consistently through September 30, 2021.

Cash distributions were made by the Fund to Unitholders of record as of February 28, 2021, and paid through September 30, 2021. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2021 (in thousands except for Units and Per Unit Data):

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2021, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
September 30, 2021 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2021

ATEL 15, LLC

(Registrant)

By:	ATEL Managing Member, LLC Managing Member of Registrant
By:	/s/ Dean L. Cash
Dean L. Cash
Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)

By:	/s/ Raymond A. Rigo
Raymond A. Rigo
Vice President, Fund Controller of ATEL Managing Member, LLC (Managing Member)