Form 10-K
period 2021-12-31
ATEL 15, LLC
filed 2022-03-18
CIK 1519117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2021

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

The number of Limited Liability Company Units outstanding as of February 28, 2022 was 6,542,557.

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

As of December 31, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,542,557 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 6, Related party transactions as set forth in Part II, Item 8, Financial Statements and Supplemental Data). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

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

The Company only purchased equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2021, the Company had purchased equipment with a total acquisition price of $64.8 million. The Company had also funded investments in notes receivable totaling $9.4 million through December 31, 2021.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, all currently located in the United States, has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2021 and the industries to which the assets have been leased (dollars in thousands):

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

From inception to December 31, 2021, the Company has disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Cost
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Food processing	$5,200	$3,907	$3,271
Material handling	4,073	861	4,307
Manufacturing	7,168	2,253	5,955
Transportation, rail	5,397	1,744	4,306
Computers	580	110	576
Construction	393	46	753
Other	1,250	322	1,369
	$24,061	$9,243	$20,537

For further information regarding the Company’s equipment lease portfolio as of December 31, 2021, see Note 4 to the financial statements, Investment in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company financed assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2021 and the industries to which the assets have been financed (dollars in thousands):

	Amount Financed	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Fundings
Computers	$2,743	29.22%
Manufacturing	1,684	17.94%
Research	900	9.59%
Furniture & fixtures	700	7.46%
Chemical processing	300	3.20%
Vending equipment	250	2.66%
Food processing	193	2.06%
Other	2,617	27.87%
	$9,387	100.00%

	Amount Financed	Percentage of
	Excluding	Total
Industry of Borrower	Acquisition Fees	Fundings
Manufacturing	$3,850	41.01%
Engineering/Management services	2,000	21.31%
Electronics	1,234	13.15%
Computer engines	800	8.52%
Business services	743	7.92%
Refuse system	250	2.66%
Telecommunications	250	2.66%
Food processing	193	2.06%
Chemical/Allied products	67	0.71%
	$9,387	100.00%

From inception to December 31, 2021, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

	Amount Financed
	Excluding	Disposition	Total Payments
Asset Types	Acquisition Fees	Proceeds	Received
Computers	$2,743	$725	$2,602
Manufacturing	1,684	272	1,509
Research	900	34	1,047
Furniture & fixtures	700	81	947
Chemical processing	300	102	145
Vending equipment	250	213	88
Food processing	193	—	247
Other	2,617	546	2,509
	$9,387	$1,973	$9,094

The Company had no notes receivable as of December 31, 2021 and 2020.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2021.

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

Specifics Underlying Valuation Methodology:

Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the financial statements.
B.	Investment in equipment and leases (net of fees and expenses): The estimated values for equipment are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:

●	management fees applicable for the Fund (4.00% of revenue)
●	carried interest applicable for the Fund (7.50% of distributions)
●	operating expenses which are assumed to be 3% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 400 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease: Considers realized residual as a percent of book residual of 168.5%, based on ATEL’s historical track record as of December 31, 2021.

For Off-Lease:  A fair value of off-lease equipment based upon estimates from ATEL’s seasoned Asset Management Group.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

C.	Investments in Notes Receivable: The estimated values for Investments in Notes Receivable are estimated based upon various methodologies deployed by financial and credit management including, but not limited to, credit analysis, third party appraisal and/or discounted cash flow analysis based upon current market value techniques and market rates for similar types of lending arrangements, which may consider adjustments for impaired loans as deemed necessary.
D.	Investments in Equity Securities: The estimated values for Investments in Equity Securities have been based on the estimated net book value as of the valuation date (with impairment adjustments), plus any unrealized gain on equity. The unrealized gain on equity is based on either: a) the most recent round of financing, b) the most recent 409A valuation provided by the underlying companies of the warrants, or c) the Manager’s estimate of the company valuations based on all available information, including company financials, company valuation reports, public press releases, and other sources.
E.	Warrants Outstanding: The estimated values for Warrants Outstanding considers the reported GAAP balances to be an appropriate approximation of their fair values.
F.	Accrued distributions: Accrued distributions, which are payable to the Unit holders have been removed from the balance sheet liability section because they are not a liability to a third party.

ATEL 15, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 15, LLC at December 31, 2021 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $3.57. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 15, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 15, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Cash distributions were paid by the Fund to members of record as of February 28, 2021, and paid through March 31, 2021. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2021 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit(2)	Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		$ n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951		—		5,951		0.90	6,612,560
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	5,934		—		5,934		0.90	6,606,921
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	5,892		—		5,892		0.90	6,567,800
Dec 2017 – Feb 2018	Mar 2018	1,918		—		1,918		0.29	6,554,450
Mar 2018 – Feb 2019	Mar 2019	2,958		—		2,958		0.45	6,542,557
Mar 2019 – Feb 2020	Mar 2020	3,271		—		3,271		0.50	6,542,557
Mar 2020 – Feb 2021	Mar 2021	1,374		—		1,374		0.21	6,542,557
		$38,614		$—		$38,614		$6.72

Source of distributions
Lease and loan payments and sales proceeds received		$38,614	100.00%	$—	0.00%	$38,614	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$38,614	100.00%	$—	0.00%	$38,614	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, December 1, 2015 to November 30, 2016, December 1, 2016 to November 30, 2017, December 1, 2017 to February 28, 2018, March 1, 2018 to February 28, 2019, March 1, 2019 to February 29, 2020, March 1, 2020 to February 28, 2021, respectively.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 21, 2011, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2012. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on April 4, 2012, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 28, 2013 with a total of 6,620,971 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $65.9 million. As of December 31, 2021, 6,542,557 Units were issued and outstanding.

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

Results of Operations

The Company had net losses of $1.4 million and $872 thousand for the years ended December 31, 2021 and 2020, respectively. The results for the year ended December 31, 2021 primarily reflect a decrease in total operating revenues and an unfavorable change in other (loss) income related to the Company’s investment securities and warrants, partially offset by a decrease in total operating expenses.

Total operating revenues were $3.4 million and $4.1 million for the years ended December 31, 2021 and 2020, respectively. The $696 thousand, or 17%, decline in operating revenues was primarily due to decreases in operating lease revenues, gain on sales of operating lease assets, and other revenue.

Operating lease revenues decreased by $508 thousand primarily due to continued run-off and disposition of lease assets since December 31, 2020. Gain on sales of operating lease assets decreased by $151 thousand largely due to the change in the mix of assets sold; and other revenue declined by $37 thousand due to a decline in deferred maintenance fees related to excessive wear and tear on certain returned equipment.

Total operating expenses were $4.8 million and $5.1 million for the years ended December 31, 2021 and 2020. The $264 thousand, or 5%, decrease in operating expenses was largely due to decreases in impairment losses on equipment, other expense, cost reimbursements to the Managing Member and taxes on income and franchise fees offset, in part, an increase in depreciation expense.

Impairment losses on equipment declined by $154 thousand primarily due to dispositions of certain off-lease equipment in 2021, which reduced the quantity of equipment with potential impairments. Other expense decreased by $109 thousand primarily due to lower freight and shipping, and bank charges. Cost reimbursements to the Managing Member decreased $78 thousand primarily due to lower allocated costs reflective of the Fund’s declining assets; and taxes on income and franchise fees decreased by $56 thousand due to a lower estimated tax liability. Partially offsetting such decreases in expenses was a $171 thousand increase in depreciation. The increase was a result of an approximate $549 thousand of additional depreciation, recorded to reflect year-to date changes in estimated residual values of certain equipment generating revenue under month-to-month extension, partially offset by the impact of lease run-off.

During the current year, the Company recorded other loss of $16 thousand, net related to both unrealized and realized gains/losses on its portfolio of investments securities and warrants. This compares to other income of $78 thousand, net during the prior year. The $94 thousand unfavorable change in other (loss) income primarily reflects prior year period unrealized gains attributable to a change in the stock price of holdings in a privately held company which completed an initial public offering during 2020. All holdings in such company had been liquidated prior the second quarter of 2021. Included in the other loss recorded for the current year was a $21 thousand gain realized on the sale of investment securities. In contrast, a $36 thousand loss was realized on such sales during the prior year.

Capital Resources and Liquidity

At December 31, 2021 and 2020, the Company’s cash and cash equivalents totaled $2.6 million and $1.3 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2021	2020
Net cash provided by (used in):
Operating activities	$1,803	$2,492
Investing activities	1,900	283
Financing activities	(2,420)	(4,505)
Net increase (decrease) in cash and cash equivalents	$1,283	$(1,730)

During the years ended December 31, 2021 and 2020, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, during the same respective years, the Company received $1.4 million and $286 thousand of proceeds from sales of operating lease assets. The Company also received $528 thousand of proceeds from sales of securities during 2021. There were no such receipts during the prior year.

During the years ended December 31, 2021 and 2020, cash was primarily used to pay distributions, and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $1.5 million and $3.5 million during 2021 and 2020, respectively; and cash used to reduce non-recourse debt totaled $945 thousand and $959 thousand for the same respective periods. Cash was also used to pay invoices related to management fees and expenses, and other payables in both years.

Distributions

The Company commenced periodic distributions beginning with the month of January 2012. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2021, there were no commitments to purchase lease assets or to fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 33.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL 15, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 15, LLC (the “Company”), as of December 31, 2021 and 2020, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 18, 2022

We have served as the Company’s auditor since 2011.

ATEL 15, LLC

BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

(In Thousands)

	2021	2020

ASSETS
Cash and cash equivalents	$2,580	$1,297
Accounts receivable, net	42	46
Due from Managing Member and affiliates	—	55
Investment in equity securities	60	445
Warrants, fair value	2	20
Investment in equipment and leases, net	10,057	14,812
Prepaid expenses and other assets	9	15
Total assets	$12,750	$16,690

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$24	$—
Other	120	228
Non-recourse debt	2,163	3,108
Unearned operating lease income	68	106
Total liabilities	2,375	3,442

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	10,375	13,248
Total Members’ capital	10,375	13,248
Total liabilities and Members’ capital	$12,750	$16,690

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

	2021	2020
Operating revenues:
Leasing and lending activities:
Operating leases revenue, net	$3,321	$3,829
Gain on sales of lease assets	30	181
Other revenue	64	101
Total operating revenues	3,415	4,111

Operating expenses:
Depreciation of operating lease assets	2,571	2,400
Asset management fees to Managing Member	136	147
Cost reimbursements to Managing Member and/or affiliates	459	537
Impairment losses on equipment	841	995
Impairment losses on investment in equity securities	—	17
Amortization of initial direct costs	1	2
Interest expense	91	123
Professional fees	143	159
Outside services	74	76
Taxes on income and franchise fees	53	109
Storage fees	87	133
Railcar maintenance	195	108
Other expense	146	255
Total operating expenses	4,797	5,061
Net loss from operations	(1,382)	(950)

Other (loss) income:
Gain (loss) on sale of investment in equity securities	21	(36)
Unrealized loss on fair value adjustment for equity securities	(19)	(14)
Unrealized (loss) gain on fair value adjustment for warrants	(18)	128
Total other (loss) income	(16)	78
Net loss	$(1,398)	$(872)

Net loss:
Managing Member	$101	$156
Other Members	(1,499)	(1,028)
	$(1,398)	$(872)

Net loss per Limited Liability Company Unit (Other Members)	$(0.23)	$(0.16)
Weighted average number of Units outstanding	6,542,557	6,542,557

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(In Thousands Except for Units and Per Unit Data)

		Amount
			Managing
	Units	Other Members	Member	Total
Balance December 31, 2019	6,542,557	$16,075	$—	$16,075
Distributions to Other Members ( $0.27 per Unit)	—	(1,799)	—	(1,799)
Distributions to Managing Member	—	—	(156)	(156)
Net (loss) income	—	(1,028)	156	(872)
Balance December 31, 2020	6,542,557	13,248	—	13,248
Distributions to Other Members ( $0.21 per unit)	—	(1,374)	—	(1,374)
Distributions to Managing Member	—	—	(101)	(101)
Net (loss) income	—	(1,499)	101	(1,398)
Balance December 31, 2021	6,542,557	$10,375	$—	$10,375

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(In Thousands)

	2021	2020
Operating activities:
Net loss	$(1,398)	$(872)
Adjustments to reconcile net loss to cash provided by operating activities:
Gain on sales of lease assets	(30)	(181)
Gain (loss) on sales of investment in equity securities	(21)	36
Depreciation of operating lease assets	2,571	2,400
Amortization of initial direct costs	1	2
Provision for credit losses	3	2
Impairment losses on investment in equity securities	—	17
Impairment losses on equipment	841	995
Unrealized loss on fair value adjustment for equity securities	19	14
Unrealized loss (gain) on fair value adjustment for warrants	18	(128)
Changes in operating assets and liabilities:
Accounts receivable	1	25
Prepaid expenses and other assets	6	6
Due to/from Managing Member and affiliates	(62)	49
Accounts payable, other	(108)	90
Unearned operating lease income	(38)	37
Net cash provided by operating activities	1,803	2,492

Investing activities:
Purchase of equity securities	—	(3)
Proceeds from sales of lease assets	1,372	286
Proceeds from sales of equity securities	528	—
Net cash provided by investing activities	1,900	283

Financing activities:
Repayments under non-recourse debt	(945)	(959)
Distributions to Other Members	(1,374)	(3,271)
Distributions to Managing Member	(101)	(275)
Net cash used in financing activities	(2,420)	(4,505)

Net increase (decrease) in cash and cash equivalents	1,283	(1,730)
Cash and cash equivalents at beginning of year	1,297	3,027
Cash and cash equivalents at end of year	$2,580	$1,297

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$91	$123
Cash paid during the year for taxes	$70	$103

Schedule of non-cash financing transactions:
Conversion of warrants to equity securities	$—	$333

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

As of December 31, 2021, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million  (inclusive of the $500 initial Member’s capital investment) have been received.  As of the same date, 6,542,557 Units were issued and outstanding.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2021 and 2020, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2021, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

Use of Estimates:

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowance for doubtful accounts on accounts receivable.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the years ended December 31, 2021 and 2020, and as of December 31, 2021 and 2020, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Investment in securities:

From time to time, the Company may receive the right to purchase equity securities of its borrowers or receive warrants in connection with its lending arrangements.

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $60 thousand and $445 thousand purchased securities at December 31, 2021 and 2020, respectively. Such amounts included investment securities which do not have readily determinable market value totaling $23 thousand at both December 31, 2021 and 2020. During the respective years ended December 31, 2021 and 2020, the Company recorded $19 thousand and $14 thousand of unrealized losses on investment securities with readily determinable fair values. There were no fair value adjustments on investment securities that do not have readily determinable fair values during 2021 and 2020. Cumulatively, a total of $17 thousand was recorded to reduce the value of such investment securities held on December 31, 2021. The Company recorded a $17 thousand adjustment to reduce the value of certain impaired securities to zero as of December 31, 2020. There was no impairment adjustments on investment securities during 2021. The Company sold investment securities valued at approximately $366 thousand and $176 thousand during the 2021 and 2020, respectively. Gains totaling $21 thousand and losses of $36 thousand were realized on such respective sales.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. As of December 31, 2021 and 2020, the estimated fair value of the Company’s portfolio of warrants was $2 thousand and $20 thousand, respectively. During the years ended December 31, 2021 and 2020, the Company recorded unrealized losses of $18 thousand and unrealized gains of $128 thousand, respectively, on fair valuation of its warrants. There were net exercises of warrants in exchange for securities totaling $333 thousand during 2020. There were no such exercises of warrants during the current year.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2021 and 2020, the related provision for state income taxes was approximately $53 thousand and $109

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2021 and 2020 as follows (in thousands):

	2021	2020
Financial statement basis of net assets	$10,375	$13,248
Tax basis of net assets (unaudited)	18,819	18,892
Difference	$(8,444)	$(5,644)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net loss reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Net loss per financial statements	$(1,398)	$(872)
Tax adjustments (unaudited):
Adjustment to depreciation expense	404	(126)
Provision for losses and doubtful accounts	3	2
Adjustments to revenues	(1)	99
Adjustments to gain on sales of assets	1,675	106
Other	832	1,055
Income per federal tax return (unaudited)	$1,515	$264

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021 and 2020, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2021	2020
Oil/Gas extraction	48%	43%
Manufacturing	13%	18%
Elec/Gas/Sanitation	12%	11%

During 2021 and 2020, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and
		Lending Revenues
Lessee	Type of Equipment	2021	2020
Halliburton Overseas Limited	Marine vessel	31%	27%
AEP Generating Company	Facility - Other	17%	10%
GE Aviation	Manufacturing	14%	22%
Cargill, Inc.	Material handling	—%	14%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications,	Expense or	Balance
	December 31,	Additions, Dispositions	Amortization	December 31,
	2020	and Impairment Leases	of Leases	2021
Equipment under operating leases, net	$11,149	$719	$(2,571)	$9,297
Assets held for sale or lease, net	3,659	(2,902)	(1)	756
Initial direct costs, net	4	1	(1)	4
Total	$14,812	$(2,182)	$(2,573)	$10,057

During the years ended December 31, 2021 and 2020, the Company recorded $841 thousand and $995 thousand of impairment adjustments to reduce the book value of certain equipment deemed impaired.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $2.6 million and $2.4 million for the years ended December 31, 2021 and 2020, respectively. The total for 2021 includes $549 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value. Such additional depreciation totaled $372 thousand for 2020. IDC amortization expense related to the Company’s operating leases totaled $1 thousand and $2 thousand for 2021 and 2020, respectively.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2011 through 2015.

Operating leases:

Property under operating leases consists of the following (in thousands):

	Balance		Reclassifications	Balance
	December 31,		or Dispositions	December 31,
	2020	Additions	Impairment leases	2021
Marine vessel	$19,410	$—	$—	$19,410
Manufacturing	4,358	—	(1,605)	2,753
Transportation, rail	5,094	—	805	5,899
Facility – other	5,084	—	—	5,084
Construction	1,775	—	—	1,775
Other	1,158	—	(201)	957
	36,879	—	(1,001)	35,878
Less accumulated depreciation	(25,730)	(2,571)	1,720	(26,581)
Total	$11,149	$(2,571)	$719	$9,297

The average estimated residual value for assets on operating leases was 18% of the assets’ original cost at both December 31, 2021 and 2020, respectively. There were no operating leases on non-accrual status at December 31, 2021 and 2020.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2021, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Year ending December 31, 2022	$2,267
2023	1,379
2024	457
2025	219
2026	50
$4,372

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of December 31, 2021 and 2020, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 50
Marine vessel	20 – 30
Manufacturing	10 – 15
Construction	7 – 10
Facility - other	7 – 10
Other	7 – 10

5. Allowance for doubtful accounts:

The Company’s allowance for credit losses are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating Leases
Balance December 31, 2019	$—
Provision for doubtful accounts	2
Balance December 31, 2020	$2
Provision for doubtful accounts	3
Balance December 31, 2021	$5

The Fund had no financing receivables as of December 31, 2021 and 2020.

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2021 and 2020 as follows (in thousands):

	2021	2020
Administrative costs reimbursed to Managing Member and/or affiliates	$459	$537
Asset management fees to Managing Member	136	147
	$595	$684

7. Non-recourse debt:

At December 31, 2021, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the note is 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2021, gross operating lease rentals totaled approximately $2.2 million over the remaining lease terms and the carrying value of the pledged assets is $6.3 million. The note matures in 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2022	$978	$58	$1,036
2023	1,012	25	1,037
2024	173	1	174
Total	$2,163	$84	$2,247

The non-recourse debt balance represents the remaining portion of half of a $9.2 million non-recourse promissory note executed on May 20, 2019. The non-recourse promissory note was split evenly between the Fund and its affiliate, ATEL 14, LLC, and was used to pay off the senior long-term debt. The non-recourse promissory note is to be serviced by the cash flows generated under a renewed bareboat charter.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

8. Commitments:

At December 31, 2021, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

10. Members’ capital:

A total of 6,542,557 Units were issued and outstanding at both December 31, 2021 and 2020, respectively, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2021 and 2020 were as follows (in thousands except Units and per Unit data):

	2021	2020
Distributions declared	$1,374	$1,799
Weighted average number of Units outstanding	6,542,557	6,542,557
Weighted average distributions per Unit	$0.21	$0.27

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

11. Fair value measurements:

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

At December 31, 2021 and 2020, the Company’s warrants and investment in equity securities were measured on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of December 31, 2021 and 2020.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2021 and 2020, the calculated fair value of the Fund’s warrant portfolio approximated $2 thousand and $20 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

The fair value of warrants that were accounted for on a recurring basis and classified as Level 3 are as follows (in thousands):

	2021	2020
Fair value of warrants at beginning of year	$20	$225
Unrealized (loss) gain on fair market valuation of warrants	(18)	128
Warrants converted to securities	—	(333)
Fair value of warrants at end of year	$2	$20

Investment in equity securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of December 31, 2021 and 2020, the fair value of such investment securities totaled $37 thousand and $422 thousand respectively.

The fair value of investment securities that were accounted for on a recurring basis as of the years ended December 31, 2021 and 2020 classified as Level 1 are as follows (in thousands):

	2021	2020
Fair value of securities at the beginning of year	$422	$70
Conversion of previously held private securities	—	53
Securities sold	(366)	(176)
Warrants converted to securities	—	333
Unrealized (loss) gain on fair market valuation of securities	(19)	142
Fair value of investment securities at the end of year	$37	$422

Impaired lease and off-lease equipment (non-recurring)

During the respective years ended December 31, 2021 and 2020, the Company recorded fair value adjustments totaling $841 thousand and $995 thousand to reduce the cost basis of railcars and certain manufacturing, and agriculture equipment deemed impaired. All of the impaired railcars were disposed in 2021.

		Level 1	Level 2	Level 3
	December 31	Estimated	Estimated	Estimated
	2021	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$323	$—	$—	$323
	$323	$—	$—	$323

		Level 1	Level 2	Level 3
	December 31	Estimated	Estimated	Estimated
	2020	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$960	$—	$—	$960
	$960	$—	$—	$960

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2021 and 2020:

December 31, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.27 - $21.93($2.06)
			Exercise price	$1.00 - $38.64($2.44)
			Time to maturity (in years)	1.00 - 2.35(2.29)
			Risk-free interest rate	0.42% - 0.85%(0.83%)
			Annualized volatility	48.99% - 167.22%(53.52%)

Lease and Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $150,000
			Quotes - per equipment	(total of $323,000)
			Equipment Condition	Poor to Average

December 31, 2020
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.05 - $28.66($0.24)
			Exercise price	$0.10 - $160.05($0.32)
			Time to maturity (in years)	0.98 - 3.35(1.18)
			Risk-free interest rate	0.10% - 0.22%(0.11%)
			Annualized volatility	33.86% - 158.37%(35.28%)

Lease and Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $150,000
			Quotes - per equipment	(total of $960,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2021 and 2020 (in thousands):

	Fair Value Measurements at December 31, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,580	$2,580	$—	$—	$2,580
Investment in equity securities	37	37	—	—	37
Warrants, fair value	2	—	—	2	2

Financial liabilities:
Non-recourse debt	2,163	—	—	2,197	2,197

	Fair Value Measurements at December 31, 2020
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,297	$1,297	$—	$—	$1,297
Investment in equity securities	422	422	—	—	422
Warrants, fair value	20	—	—	20	20

Financial liabilities:
Non-recourse debt	3,108	—	—	3,212	3,212

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2021. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2021.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 71, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 68, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2021.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2021 and 2020 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

See Note 6 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for amounts paid.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2021, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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
	San Francisco, CA 94111

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions” at Note 6 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2021 and 2020, the Company incurred audit fees with its principal auditors totaling $88 thousand and $87 thousand, respectively.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm (Moss Adams LLP, San Francisco, CA, PCAOB ID: 659)		15
	Balance Sheets at December 31, 2021 and 2020		16
	Statements of Operations for the years ended December 31, 2021 and 2020		17
	Statements of Changes in Members’ Capital for the years ended December 31, 2021 and 2020		18
	Statements of Cash Flows for the years ended December 31, 2021 and 2020		19
	Notes to Financial Statements		33

2.	Financial Statement Schedules

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

	(4.1)	Description of the Registrant’s Securities pursuant to Section 12 of the Securities Exchange Act of 1934
	(14.1)	Code of Ethics
	(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
	(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
	(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
	(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
	(101.INS)	Inline XBRL Instance Document
	(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
	(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
	(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
	(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
	(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document
	(104)	The cover page for the Company’s Annual Report on Form 10-K for the year ended
December 31, 2021 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2022

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)	March 18, 2022
Dean L. Cash

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 18, 2022
Paritosh K. Choksi

/s/ Raymond A. Rigo	Vice President, Fund Controller of ATEL Managing Member, LLC (Managing Member)	March 18, 2022
Raymond A. Rigo

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.