Form 10-Q
period 2022-09-30
ATEL 15, LLC
filed 2022-11-14
CIK 1519117

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2022

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

The number of Limited Liability Company Units outstanding as of October 31, 2022 was 6,542,557.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS
Cash and cash equivalents	$2,005	$2,580
Accounts receivable, net	44	42
Investment in equity securities	36	60
Warrants, fair value	—	2
Investment in equipment and leases, net	8,023	10,057
Prepaid expenses and other assets	12	9
Total assets	$10,120	$12,750

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$25	$24
Other	163	120
Non-recourse debt	1,432	2,163
Unearned operating lease income	212	68
Total liabilities	1,832	2,375

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	8,288	10,375
Total Members’ capital	8,288	10,375
Total liabilities and Members’ capital	$10,120	$12,750

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2022 AND 2021

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating revenues:
Leasing and lending activities:
Operating leases revenue, net	$793	$730	$2,380	$2,427
(Loss) gain on sales of operating lease assets	—	(21)	193	54
Other revenue	4	5	52	62
Total operating revenues	797	714	2,625	2,543

Operating expenses:
Depreciation of operating lease assets	511	531	1,572	1,870
Asset management fees to Managing Member	38	42	90	108
Cost reimbursements to Managing Member and/or affiliates	86	111	290	363
Impairment losses on equipment	—	89	—	788
Amortization of initial direct costs	—	—	1	1
Interest expense	14	21	47	71
Professional fees	46	13	145	139
Outside services	11	22	37	50
Taxes on income and franchise fees	17	14	61	49
Storage fees	1	24	3	78
Railcar maintenance	24	30	63	157
Other expense	21	39	79	98
Total operating expenses	769	936	2,388	3,772
Net income (loss) from operations	28	(222)	237	(1,229)

Other income (loss):
Gain on sale of investment in securities	—	—	—	21
Unrealized loss on fair value adjustment for equity securities	(3)	(9)	(24)	(12)
Unrealized loss on fair value adjustment for warrants	—	—	(2)	(18)
Total other loss	(3)	(9)	(26)	(9)
Net income (loss)	$25	$(231)	$211	$(1,238)

Net income (loss):
Managing Member	$—	$—	$172	$101
Other Members	25	(231)	39	(1,339)
	$25	$(231)	$211	$(1,238)

Net income (loss) per Limited Liability Company Unit - Other Members	$0.00	$(0.04)	$0.01	$(0.20)
Weighted average number of Units outstanding	6,542,557	6,542,557	6,542,557	6,542,557

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2022 AND 2021

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2022	6,542,557	$8,263	$—	$8,263
Net income	—	25	—	25
Balance September 30, 2022	6,542,557	$8,288	$—	$8,288

	Nine Months Ended September 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	6,542,557	$10,375	$—	$10,375
Distributions to Other Members ($0.33 per Unit)	—	(2,126)	—	(2,126)
Distributions to Managing Member	—	—	(172)	(172)
Net income	—	39	172	211
Balance September 30, 2022	6,542,557	$8,288	$—	$8,288

	Three Months Ended September 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2021	6,542,557	$10,766	$—	$10,766
Net loss	—	(231)	—	(231)
Balance September 30, 2021	6,542,557	$10,535	$—	$10,535

	Nine Months Ended September 30, 2021
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2020	6,542,557	$13,248	$—	$13,248
Distributions to Other Members ($0.21 per Unit)	—	(1,374)	—	(1,374)
Distributions to Managing Member	—	—	(101)	(101)
Net (loss) income	—	(1,339)	101	(1,238)
Balance September 30, 2021	6,542,557	$10,535	$—	$10,535

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2022 AND 2021

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities:
Net income (loss)	$211	$(1,238)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of operating lease assets	(193)	(54)
Gain on sale of investment in securities	—	(21)
Depreciation of operating lease assets	1,572	1,870
Amortization of initial direct costs	1	1
(Reversal of) provision for doubtful accounts	(5)	9
Impairment losses on equipment	—	788
Unrealized loss on fair value adjustment for equity securities	24	12
Unrealized loss on fair value adjustment for warrants	2	18
Changes in operating assets and liabilities:
Accounts receivable	3	(27)
Prepaid expenses and other assets	(3)	3
Due to/from Managing Member and affiliates	1	(24)
Accounts payable, other	43	140
Unearned operating lease income	144	82
Net cash provided by operating activities	1,800	1,559

Investing activities:
Proceeds from sales of operating lease assets	654	947
Proceeds from sales of equity securities	—	527
Net cash provided by investing activities	654	1,474

Financing activities:
Repayments under non-recourse debt	(731)	(706)
Distributions to Other Members	(2,126)	(1,374)
Distributions to Managing Member	(172)	(111)
Net cash used in financing activities	(3,029)	(2,191)

Net (decrease) increase in cash and cash equivalents	(575)	842
Cash and cash equivalents at beginning of period	2,580	1,297
Cash and cash equivalents at end of period	$2,005	$2,139

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$47	$71
Cash paid during the period for taxes	$72	$70

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

As of September 30, 2022, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,542,557 Units were issued and outstanding.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2022, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing and financing opportunities is North America. All of the Company’s current operating revenues for the respective three and nine months ended September 30, 2022 and 2021, and long-lived tangible assets as of September 30, 2022 and December 31, 2021 relate to customers domiciled in the United States.

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

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $36 thousand and $60 thousand of purchased securities at September 30, 2022 and December 31, 2021, respectively. Such amounts included investment securities which do not have readily determinable market value totaling $23 thousand at both September 30, 2022 and December 31, 2021. During the respective three months ended September 30, 2022 and 2021, the Company recorded $3 thousand and $9 thousand of unrealized losses on investment securities with readily determinable fair values. During the respective nine months ended September 30, 2022 and 2021, the Company recorded $24 thousand and $12 thousand of unrealized losses on such investment securities. There were no fair value adjustments on investment securities that do not have readily determinable fair values during the three- and nine-month periods ended September 30, 2022 and 2021. Cumulatively, a total of $17 thousand was recorded to reduce the value of such investment securities held on September 30, 2022. The Company had no impairment adjustments on investment securities during the three and nine months ended September 30, 2022 and 2021. During the first quarter of 2021, the Company sold investment securities valued at approximately $366 thousand and realized a gain of $21 thousand on the sale. There were no other sales of investment in securities during the nine months ended September 30, 2022 and 2021.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. At September 30, 2022, the estimated fair value of the Company’s portfolio of warrants was de minimis. At December 31, 2021, the estimated fair value of the Company’s warrants totaled $2 thousand. During the three months ended September 30, 2022 and 2021, there was no change to the fair value of the warrants. During the nine months ended September 30, 2022 and 2021, the Company recorded unrealized losses of $2 thousand and $18 thousand, respectively. There were no warrant exercises during the three- and nine-month periods ended September 30, 2022 and 2021.

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

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating Leases
Balance December 31, 2020	$2
Provision for doubtful accounts	3
Balance December 31, 2021	$5
Reversal of provision for doubtful accounts	(5)
Balance September 30, 2022	$—

4. Investments in equipment and leases, net:

The Company’s investments in equipment and leases, net consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications,	Expense or	Balance
	December 31,	Additions	Amortization	September 30,
	2021	and Dispositions	of Leases	2022
Equipment under operating leases, net	$9,297	$(192)	$(1,572)	$7,533
Assets held for sale or lease, net	756	(269)	—	487
Initial direct costs, net	4	—	(1)	3
Total	$10,057	$(461)	$(1,573)	$8,023

The Company did not record any impairment losses during the three and nine months ended September 30, 2022. By comparison, the Company recorded $89 thousand and $788 thousand of impairment losses on equipment during the three and nine months ended September 30, 2021.

The Company utilizes a straight line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $511 thousand and $531 thousand for the three months ended September 30, 2022 and 2021, respectively, and $1.6 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively. Total depreciation for the three months ended September 30, 2022 and 2021 include $6 thousand and $25 thousand, respectively, of additional depreciation recorded to reflect quarter-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Total depreciation for the nine months ended September 30, 2022 and 2021 include $53 thousand and $360 thousand, respectively, of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2011 through 2015.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	September 30,
	2021	Additions	or Dispositions	2022
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	5,899	—	—	5,899
Facility – other	5,084	—	—	5,084
Manufacturing	2,753	—	—	2,753
Construction	1,775	—	(1,775)	—
Other	957	—	(235)	722
	35,878	—	(2,010)	33,868
Less accumulated depreciation	(26,581)	(1,572)	1,818	(26,335)
Total	$9,297	$(1,572)	$(192)	$7,533

The average estimated residual value for assets on operating leases was 18% of the assets’ original cost at both September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2022	$344
Year ending December 31, 2023	1,379
2024	457
2025	219
2026	51
$2,450

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2022, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three and nine months ended September 30, 2022 and 2021 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Administrative costs reimbursed to Managing Member and/or affiliates	$86	$111	$290	$363
Asset management fees to Managing Member	38	42	90	108
	$124	$153	$380	$471

6. Non-recourse debt:

At September 30, 2022, non-recourse debt consists of a note payable to a financial institution. The note payments are due in monthly installments. Interest on the note is 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At September 30, 2022, gross operating lease rentals totaled approximately $1.5 million over the remaining lease term and the carrying value of the pledged asset is $5.5 million. The note matures in 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2022	$248	$11	$259
Year ending December 31, 2023	1,012	25	1,037
2024	172	1	173
Total	$1,432	$37	$1,469

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

7. Commitments:

At September 30, 2022, there were no commitments to purchase lease assets or to fund investments in notes receivable.

8. Members’ capital:

A total of 6,542,557 Units were issued and outstanding at both September 30, 2022 and December 31, 2021, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Distributions to the Other Members for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands except Units and per Unit data):

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

At September 30, 2022 and December 31, 2021, the Company’s warrants and investment in equity securities were measured on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of September 30, 2022 and December 31, 2021.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). At September 30, 2022, the calculated fair value of the Fund’s warrants was de minimis. At December 31, 2021, such calculated fair value was $2 thousand. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis for the three and nine months ended September 30, 2022 and 2021, and classified as Level 3 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fair value of warrants at beginning of period	$—	$2	$2	$20
Unrealized loss on fair market valuation of warrants	—	—	(2)	(18)
Fair value of warrants at end of period	$—	$2	$—	$2

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Investment securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of September 30, 2022 and December 31, 2021, the fair value of such investment securities totaled $13 thousand and $37 thousand respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fair value of securities at the beginning of period	$16	$53	$37	$422
Securities sold	—	—	—	(366)
Unrealized loss on fair market valuation of securities	(3)	(9)	(24)	(12)
Fair value of investment securities at the end of period	$13	$44	$13	$44

Impaired lease and off-lease equipment (non-recurring)

During the year ended December 31, 2021, the Company recorded fair value adjustments totaling $841 thousand to reduce the cost basis of railcars and certain manufacturing, and agriculture equipment deemed impaired. A total of $89 thousand and $788 thousand of such amount were recorded during the three and nine months ended September 30, 2021, respectively. There was no additional impairment during the three and nine months ended September 30, 2022.

		Level 1	Level 2	Level 3
	September 30	Estimated	Estimated	Estimated
	2022	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$25	$—	$—	$25

		Level 1	Level 2	Level 3
	December 31	Estimated	Estimated	Estimated
	2021	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$323	$—	$—	$323

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2022 and December 31, 2021:

September 30, 2022
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.27 - $24.15($2.15)
			Exercise price	$1.00 - $38.64($2.44)
			Time to maturity (in years)	0.25 - 1.60(1.55)
			Risk-free interest rate	3.53% - 4.18%(4.15%)
			Annualized volatility	50.77% - 165.92%(55.18%)

Lease and Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $25,000
			Quotes - per equipment	(total of $25,000)
			Equipment Condition	Poor to Average

December 31, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.27 - $21.93($2.06)
			Exercise price	$1.00 - $38.64($2.44)
			Time to maturity (in years)	1.00 - 2.35(2.29)
			Risk-free interest rate	0.42% - 0.85%(0.83%)
			Annualized volatility	48.99% - 167.22%(53.52%)

Lease and Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $150,000
			Quotes - per equipment	(total of $323,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at September 30, 2022
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,005	$2,005	$—	$—	$2,005
Investment in equity securities	13	13	—	—	13

Financial liabilities:
Non-recourse debt	1,432	—	—	1,411	1,411

	Fair Value Measurements at December 31, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,580	$2,580	$—	$—	$2,580
Investment in equity securities	37	37	—	—	37
Warrants, fair value	2	—	—	2	2

Financial liabilities:
Non-recourse debt	2,163	—	—	2,197	2,197

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

As of September 30, 2022, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) had been received. As of the same date, 6,542,557 Units were issued and outstanding.

Results of Operations

Three months ended September 30, 2022 versus three months ended September 30, 2021

The Company had net income of $25 thousand and a net loss of $231 thousand for the three months ended September 30, 2022 and 2021, respectively. The results for the third quarter of 2022 primarily reflect an increase in operating lease revenues coupled with decreases in total operating expenses and other loss related to the Company’s investment securities and warrants.

Revenues

Total operating revenues were $797 thousand and $714 thousand for the three months ended September 30, 2022 and 2021, respectively. The $83 thousand period over period increase in total revenues was mainly due to higher operating lease revenues and the absence of losses from sales of lease assets.

Operating lease revenues was higher by $63 thousand primarily due to an increase in revenues generated from leases under month-to-month extensions. In addition, total revenues were favorably impacted by the absence of losses from lease asset sales during the current quarter. Such losses reduced prior year period revenues by $21 thousand.

Expenses

Total operating expenses were $769 thousand and $936 thousand for the three months ended September 30, 2022 and 2021, respectively. The $167 thousand decrease in total expenses was primarily due to reductions in impairment losses on equipment, cost reimbursements to the Manager, storage fees and depreciation expense. Such decreases in expenses were partially offset by an increase in professional fees.

Impairment losses on equipment decreased by $89 thousand due to a prior year period adjustment, of the same amount, which reduced the carrying value of certain assets deemed impaired. No such impairment was deemed necessary for the current quarter. Cost reimbursements to managing member decreased by $25 thousand primarily due to lower allocated costs reflective of the Fund’s declining assets. Storage fees decreased by $23 thousand primarily due the decline in off-lease asset inventory, and depreciation expense decreased by $20 thousand primarily due to a $19 thousand decline in additional depreciation recorded to reflect quarter-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Partially offsetting such decreases in expenses was a $33 thousand increase in professional fees, which can be attributed to timing differences in receipt of services and billings.

Other loss

During the three months ended September 30, 2022 and 2021, the Company recorded other losses of $3 thousand and $9 thousand related to unrealized losses on fair valuation of its portfolio of equity securities and warrants.

Nine months ended September 30, 2022 versus nine months ended September 30, 2021

The Company had net income of $211 thousand and a net loss of $1.2 million for the nine months ended September 30, 2022 and 2021, respectively. The results for the first nine months of 2022 primarily reflect an increase in operating revenues and a decline in operating expenses partially offset by an increase in other loss related to the Company’s investment securities and warrants.

Revenues

Total operating revenues were $2.6 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively. The $82 thousand, or 3%, increase in revenues was largely due to an increase in gains on sales of lease assets partially offset by a decline in operating lease revenues.

The increase in gains on sales of lease assets totaled $139 thousand and was primarily due to the period over period change in mix of assets sold; while the decline in operating lease revenues totaled $47 thousand and was attributable to run-off and dispositions of lease assets.

Expenses

Total operating expenses were $2.4 million and $3.8 million for the nine months ended September 30, 2022 and 2021, respectively. The $1.4 million, or 37%, decrease in expense was mainly due to reductions in impairment losses on equipment, depreciation expense, railcar maintenance costs, storage fees, and cost reimbursements to the Manager.

Impairment losses on equipment decreased by $788 thousand due to a prior year period adjustments, of the same amount, which reduced the carrying value of certain assets deemed impaired. No such impairment was deemed necessary for the first nine months of 2022. Depreciation expense decreased by $298 thousand primarily due to a $307 thousand decrease in additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Railcar maintenance costs decreased by $94 thousand as the prior year period saw higher amounts of repair costs related to an increase in off-lease railcar inventory. In addition, storage fees decreased by $75 thousand primarily due to sales and re-leases of certain off-lease inventory; and cost reimbursements to the Manager declined by $73 thousand largely due to a reduction in allocated costs reflective of the Fund’s declining assets.

Other loss

During the nine months ended September 30, 2022, the Company recorded other loss of $26 thousand, net related to unrealized losses on the fair valuation of its portfolio of equity securities and warrants. By comparison, during the prior year period, the Company recorded other loss of $9 thousand, which was comprised of $30 thousand, net related to unrealized losses on the fair valuation of its portfolio of equity securities and warrants, partially offset by $21 thousand of gains realized from the sale of investment in securities. There were no sales of equity securities during the first nine months of 2022.

Capital Resources and Liquidity

At September 30, 2022 and December 31, 2021, the Company’s cash and cash equivalents totaled $2.0 million and $2.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and increasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$1,800	$1,559
Investing activities	654	1,474
Financing activities	(3,029)	(2,191)
Net (decrease) increase in cash and cash equivalents	$(575)	$842

During the nine months ended September 30, 2022 and 2021, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, during the same respective periods, the Company received $654 thousand and $947 thousand of proceeds from sales of operating lease assets. Also, during the first nine months of 2021, the Company received $527 thousand of proceeds from sales of equity securities. There were no sales of equity securities during the current year period.

During the nine months ended September 30, 2022 and 2021, cash was primarily used to pay distributions and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $2.3 million and $1.5 million for the respective nine months ended September 30, 2022 and 2021. Cash used to reduce non-recourse debt totaled $731 thousand and $706 thousand for the same respective periods. In addition, cash was used to pay invoices related to management fees and expenses, and other payables for both nine-month periods.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2022 (in thousands except for Units and Per Unit Data):

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2022, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
September 30, 2022 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2022

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