Form 10-K
period 2022-12-31
ATEL 15, LLC
filed 2023-03-15
CIK 1519117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2023 was 6,542,557.

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

As of December 31, 2022, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,542,557 Units were issued and outstanding.

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

The Company only purchased equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2022, the Company had purchased equipment with a total acquisition price of $64.8 million. The Company had also funded investments in notes receivable totaling $9.4 million through December 31, 2022.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, all currently located in the United States, has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2022 and the industries to which the assets have been leased (dollars in thousands):

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

From inception to December 31, 2022, the Company has disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Cost
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Manufacturing	$8,208	$2,305	$7,165
Transportation, rail	5,397	1,744	4,306
Food processing	5,200	3,907	3,271
Materials handling	4,147	894	4,387
Construction	2,403	432	3,347
Computers	580	110	576
Other	2,363	505	2,352
	$28,298	$9,897	$25,404

For further information regarding the Company’s equipment lease portfolio as of December 31, 2022, see Note 4 to the financial statements, Investment in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company financed assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2022 and the industries to which the assets have been financed (dollars in thousands):

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

From inception to December 31, 2022, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

	Amount Financed
	Excluding	Disposition	Total Payments
Asset Types	Acquisition Fees	Proceeds	Received
Computers	$2,743	$725	$2,602
Manufacturing	1,684	272	1,509
Research	900	34	1,047
Furniture & fixtures	700	81	947
Chemical processing	300	102	145
Vending equipment	250	213	88
Food processing	193	—	247
Other	2,617	546	2,509
	$9,387	$1,973	$9,094

The Company had no notes receivable as of December 31, 2022 and 2021.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2022.

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease: Considers realized residual as a percent of book residual of 168.7%, based on ATEL’s historical track record as of December 31, 2022.

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

ATEL 15, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 15, LLC at December 31, 2022 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $3.35. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 15, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 15, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Cash distributions were paid by the Fund to members of record as of February 28, 2022, and paid through March 31, 2022. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2022 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit(2)	Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		$ n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951		—		5,951		0.90	6,612,560
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	5,934		—		5,934		0.90	6,606,921
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	5,892		—		5,892		0.90	6,567,800
Dec 2017 – Feb 2018	Mar-18	1,918		—		1,918		0.29	6,554,450
Mar 2018 – Feb 2019	Mar-19	2,958		—		2,958		0.45	6,542,557
Mar 2019 – Feb 2020	Mar-20	3,271		—		3,271		0.50	6,542,557
Mar 2020 – Feb 2021	Mar-21	1,374		—		1,374		0.21	6,542,557
Mar 2021 – Feb 2022	Mar-22	2,126		—		2,126		0.33	6,542,557
		$40,740		$—		$40,740		$7.05

Source of distributions
Lease and loan payments and sales proceeds received		$40,740	100.00%	$—	0.00%	$40,740	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$40,740	100.00%	$—	0.00%	$40,740	100.00%
(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, December 1, 2015 to November 30, 2016, December 1, 2016 to November 30, 2017, December 1, 2017 to February 28, 2018, March 1, 2018 to February 28, 2019, March 1, 2019 to February 29, 2020, March 1, 2020 to February 28, 2021 and March 1, 2021 to February 28, 2022, respectively.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 21, 2011, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2012. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on April 4, 2012, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 28, 2013 with a total of 6,620,971 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $65.9 million. As of December 31, 2022, 6,542,557 Units were issued and outstanding.

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

Results of Operations

The Company had net income of $1.2 million and a net loss of $1.4 million for the years ended December 31, 2022 and 2021, respectively. Compared to prior year, the results for 2022 primarily reflect an increase in total operating revenues coupled with a decline in operating expenses.

Revenues

Total operating revenues were $4.3 million and $3.4 million for the years ended December 31, 2022 and 2021, respectively. The $863 thousand, or 25%, increase in operating revenues was comprised of increases in other revenues and gain on sales of operating lease assets partially offset by a decline in operating lease revenues.

Other revenue increased by $875 thousand largely due to an insurance settlement related to a coal plant loading facility. Such coal plant is still fully functional and is currently under lease. Gains on sales of operating lease assets increased by $163 thousand primarily due to a change in the mix of assets sold. Partially offsetting such increases in revenues was a $175 thousand decline in operating lease revenues, which was attributable to run-off and disposition of lease assets.

Expenses

Total operating expenses were $3.1 million and $4.8 million for the years ended December 31, 2022 and 2021, respectively. The $1.7 million, or 36%, decrease in operating expenses was mainly due to reductions in impairment losses on equipment, depreciation expense, railcar maintenance costs, storage fees and cost reimbursements to Managing Member.

Impairment losses on equipment declined by $841 thousand primarily due to a prior year adjustment, of the same amount, which reduced the carrying value of certain assets deemed impaired. No such impairment was deemed necessary for the current year. Depreciation expense decreased by $508 thousand primarily due to a $469 thousand decrease in additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Railcar maintenance costs decreased by $118 thousand mainly due to higher amounts of repair costs incurred in the prior year related to increased off-lease railcar inventory. In addition, storage fees decreased by $83 thousand primarily due to sales and re-leases of certain off-lease inventory; and cost reimbursements to the Managing Member decreased $81 thousand primarily due to a reduction in allocated costs reflective of the Fund’s declining assets.

Other loss

During the current year, the Company recorded other loss of $25 thousand, related to unrealized losses on the fair valuation of its portfolio of equity securities and warrants. By comparison, during the prior year, the Company recorded other loss of $16 thousand, which was comprised of $37 thousand, net related to unrealized losses on the fair valuation of its portfolio of equity securities and warrants, partially offset by $21 thousand of gains realized from the sale of investment in securities. There were no sales of equity securities during the current year.

Capital Resources and Liquidity

At December 31, 2022 and 2021, the Company’s cash and cash equivalents totaled $3.0 million and $2.6 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and increasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2022	2021
Net cash provided by (used in):
Operating activities	$3,036	$1,803
Investing activities	653	1,900
Financing activities	(3,277)	(2,420)
Net increase in cash and cash equivalents	$412	$1,283

During the years ended December 31, 2022 and 2021, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, during the same respective years, the Company received $653 thousand and $1.4 million of proceeds from sales of operating lease assets. The Company also received $528 thousand of proceeds from sales of securities in the prior year. There were no such sales during the current year.

During the years ended December 31, 2022 and 2021, cash was primarily used to pay distributions, and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $2.3 million and $1.5 million during 2022 and 2021, respectively; and cash used to reduce non-recourse debt totaled $979 thousand and $945 thousand for the same respective years. Cash was also used to pay invoices related to management fees and expenses, and other payables in both years.

Distributions

The Company commenced periodic distributions beginning with the month of January 2012. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2022, there were no commitments to purchase lease assets or to fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 33.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL 15, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 15, LLC (the “Company”), as of December 31, 2022 and 2021, the related statements of operations, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 14, 2023

We have served as the Company’s auditor since 2011.

ATEL 15, LLC

BALANCE SHEETS

DECEMBER 31, 2022 AND 2021

(In Thousands)

	2022	2021

ASSETS
Cash and cash equivalents	$2,992	$2,580
Accounts receivable, net	36	42
Investment in equity securities	37	60
Warrants, fair value	—	2
Investment in equipment and leases, net	7,533	10,057
Prepaid expenses and other assets	9	9
Total assets	$10,607	$12,750

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$22	$24
Other	91	120
Non-recourse debt	1,184	2,163
Unearned operating lease income	67	68
Total liabilities	1,364	2,375

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	9,243	10,375
Total Members’ capital	9,243	10,375
Total liabilities and Members’ capital	$10,607	$12,750

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(In Thousands Except for Units and Per Unit Data)

	2022	2021
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$3,146	$3,321
Gain on sales of operating lease assets	193	30
Other revenue	939	64
Total operating revenues	4,278	3,415

Operating expenses:
Depreciation of operating lease assets	2,063	2,571
Asset management fees to Managing Member	115	136
Cost reimbursements to Managing Member and/or affiliates	378	459
Impairment losses on equipment	—	841
Amortization of initial direct costs	1	1
Interest expense	58	91
Professional fees	164	143
Outside services	52	74
Taxes on income and franchise fees	80	53
Storage fees	4	87
Railcar maintenance	77	195
Other expense	95	146
Total operating expenses	3,087	4,797
Net income (loss) from operations	1,191	(1,382)

Other (loss) gain:
Gain on sale of investment in securities	—	21
Unrealized loss on fair value adjustment for equity securities	(23)	(19)
Unrealized loss on fair value adjustment for warrants	(2)	(18)
Total other loss	(25)	(16)
Net income (loss)	$1,166	$(1,398)

Net income (loss):
Managing Member	$172	$101
Other Members	994	(1,499)
	$1,166	$(1,398)

Net income (loss) per Limited Liability Company Unit - Other Members	$0.15	$(0.23)
Weighted average number of Units outstanding	6,542,557	6,542,557

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(In Thousands Except for Units and Per Unit Data)

		Amount
			Managing
	Units	Other Members	Member	Total
Balance December 31, 2020	6,542,557	$13,248	$—	$13,248
Distributions to Other Members ($0.21 per Unit)	—	(1,374)	—	(1,374)
Distributions to Managing Member	—	—	(101)	(101)
Net (loss) income	—	(1,499)	101	(1,398)
Balance December 31, 2021	6,542,557	10,375	—	10,375
Distributions to Other Members ($0.33 per unit)	—	(2,126)	—	(2,126)
Distributions to Managing Member	—	—	(172)	(172)
Net income	—	994	172	1,166
Balance December 31, 2022	6,542,557	$9,243	$—	$9,243

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(In Thousands)

	2022	2021
Operating activities:
Net income (loss)	$1,166	$(1,398)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of operating lease assets	(193)	(30)
Gain on sales of investment in securities	—	(21)
Depreciation of operating lease assets	2,063	2,571
Amortization of initial direct costs	1	1
(Reversal of) provision for doubtful accounts	(5)	3
Impairment losses on equipment	—	841
Unrealized loss on fair value adjustment for equity securities	23	19
Unrealized loss on fair value adjustment for warrants	2	18
Changes in operating assets and liabilities:
Accounts receivable	11	1
Prepaid expenses and other assets	—	6
Due to/from Managing Member and affiliates	(2)	(62)
Accounts payable, other	(29)	(108)
Unearned operating lease income	(1)	(38)
Net cash provided by operating activities	3,036	1,803

Investing activities:
Proceeds from sales of operating lease assets	653	1,372
Proceeds from sales of equity securities	—	528
Net cash provided by investing activities	653	1,900

Financing activities:
Repayments under non-recourse debt	(979)	(945)
Distributions to Other Members	(2,126)	(1,374)
Distributions to Managing Member	(172)	(101)
Net cash used in financing activities	(3,277)	(2,420)

Net increase in cash and cash equivalents	412	1,283
Cash and cash equivalents at beginning of year	2,580	1,297
Cash and cash equivalents at end of year	$2,992	$2,580

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$58	$91
Cash paid during the year for taxes	$80	$70

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

As of December 31, 2022, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million  (inclusive of the $500 initial Member’s capital investment) have been received.  As of the same date, 6,542,557 Units were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of investments that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular cash distributions to unitholders, with any balance remaining after required minimum distributions to be used to purchase additional investments during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provide additional cash distributions following the Reinvestment Period and until all investment portfolio assets has been sold or otherwise disposed. The Company is governed by the ATEL 15, LLC amended and restated Limited Liability Company Operating Agreement dated October 28, 2011 (the “Operating Agreement”). On January 1, 2020, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2022 and 2021, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2022, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis. Provisions for doubtful accounts relating to operating leases are included in lease income in the Company’s financial statements.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the years ended December 31, 2022 and 2021, and as of December 31, 2022 and 2021, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Investment in securities:

From time to time, the Company may receive the right to purchase equity securities of its borrowers or receive warrants in connection with its lending arrangements.

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $37 thousand and $60 thousand of purchased securities at December 31, 2022 and 2021, respectively. Such amounts included investment securities which do not have readily determinable market value totaling $23 thousand at both December 31, 2022 and 2021. During the respective years ended December 31, 2022 and 2021, the Company recorded $23 thousand and $19 thousand of unrealized losses on investment securities with readily determinable fair values. There were no fair value adjustments on investment securities that do not have readily determinable fair values during 2022 and 2021. Cumulatively, a total of $17 thousand was recorded to reduce the value of such investment securities held on December 31, 2022. The Company had no impairment adjustments on investment securities during the years ended December 31, 2022 and 2021. During 2021, the Company sold investment securities valued at approximately $366 thousand and realized a gain of $21 thousand on the sale. There was no such sale during the current year.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. As of December 31, 2022, the estimated fair value of the Company’s portfolio of warrants was de minimis. As of December 31, 2021, the estimated fair value of the Company’s portfolio of warrants was $2 thousand. During the years ended December 31, 2022 and 2021, the Company recorded unrealized losses of $2 thousand and $18 thousand, respectively, on fair valuation of its warrants. There were no warrant exercises during 2022 and 2021.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2022 and 2021, the related provision for state income taxes was approximately $80 thousand and $53 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2022 and 2021 as follows (in thousands):

	2022	2021
Financial statement basis of net assets	$9,243	$10,375
Tax basis of net assets (unaudited)	18,182	18,819
Difference	$(8,939)	$(8,444)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Net income (loss) per financial statements	$1,166	$(1,398)
Tax adjustments (unaudited):
Adjustment to depreciation expense	—	404
Provision for losses and doubtful accounts	(5)	3
Adjustments to revenues	(193)	(1)
Adjustments to gain on sales of assets	653	1,675
Other	40	832
Income per federal tax return (unaudited)	$1,661	$1,515

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net income (loss) and distributions per Unit is based upon the weighted average number of Other Members Units outstanding during the year.

Recent accounting pronouncements:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP that are intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The Company adopted this new accounting guidance on January 1, 2023. Such adoption had no material impact on the Company’s financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

holding financial assets and equipment under operating leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, equipment under operating leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted this new accounting guidance on January 1, 2023. Such adoption had no material impact on the Company’s financial statements and disclosures.

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

As of December 31, 2022 and 2021, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2022	2021
Oil/Gas extraction	53%	48%
Elec/Gas/Sanitation	14%	12%
Manufacturing	*	13%

*Less than 10%

During 2022 and 2021, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and
		Lending Revenues
Lessee	Type of Equipment	2022	2021
Halliburton Overseas Limited	Marine vessel	33%	31%
AEP Generating Company	Facility - Other	18%	17%
GE Aviation	Manufacturing	13%	14%
Finger Lakes Railway Corp.	Transportation, rail	11%	*

*Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications,	Expense or	Balance
	December 31,	Additions	Amortization	December 31,
	2021	and Dispositions	of Leases	2022
Equipment under operating leases, net	$9,297	$(192)	$(2,063)	$7,042
Assets held for sale or lease, net	756	(268)	—	488
Initial direct costs, net	4	—	(1)	3
Total	$10,057	$(460)	$(2,064)	$7,533

There were no impairment losses recorded on equipment during the year ended December 31, 2022. By comparison, the Company recorded $841 thousand of impairment losses on equipment during the year ended December 31, 2021.

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $2.1 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively. The total for 2022 includes $80 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value. Such additional depreciation totaled $549 thousand for 2021. IDC amortization expense related to the Company’s operating leases totaled $1 thousand for each of the years ended December 31, 2022 and 2021.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2011 through 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	December 31,
	2021	Additions	or Dispositions	2022
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	5,899	—	—	5,899
Facility – other	5,084	—	—	5,084
Manufacturing	2,753	—	—	2,753
Construction	1,775	—	(1,775)	—
Other	957	—	(235)	722
	35,878	—	(2,010)	33,868
Less accumulated depreciation	(26,581)	(2,063)	1,818	(26,826)
Total	$9,297	$(2,063)	$(192)	$7,042

The average estimated residual value for assets on operating leases was 18% of the assets’ original cost at both December 31, 2022 and 2021, respectively. There were no operating leases on non-accrual status at December 31, 2022 and 2021.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2022, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Year ending December 31, 2023	$1,379
2024	457
2025	219
2026	51
$2,106

The useful lives for each category of leases are reviewed at a minimum of once per quarter. As of December 31, 2022 and 2021, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 50
Marine vessel	20 – 30
Manufacturing	10 – 15
Construction	7 – 10
Facility - other	7 – 10
Other	7 – 10

5. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating Leases
Balance December 31, 2020	$2
Provision for doubtful accounts	3
Balance December 31, 2021	$5
Reversal of provision for doubtful accounts	(5)
Balance December 31, 2022	$—

The Fund had no financing receivables as of December 31, 2022 and 2021.

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2022 and 2021 as follows (in thousands):

	2022	2021
Administrative costs reimbursed to Managing Member and/or affiliates	$378	$459
Asset management fees to Managing Member	115	136
	$493	$595

7. Non-recourse debt:

At December 31, 2022, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the note is 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2022, gross operating lease rentals totaled approximately $1.2 million over the remaining lease terms and the carrying value of the pledged assets is $5.3 million. The note matures in 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2023	$1,012	$25	$1,037
2024	172	1	173
Total	$1,184	$26	$1,210

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

8. Commitments:

At December 31, 2022, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

10. Members’ capital:

A total of 6,542,557 Units were issued and outstanding at both December 31, 2022 and 2021, respectively, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2022 and 2021 were as follows (in thousands except Units and per Unit data):

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

At December 31, 2022 and 2021, the Company’s warrants and investment in equity securities were measured on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of December 31, 2022 and 2021.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). At December 31, 2022, the calculated fair value of the Fund’s warrants was de minimis. At December 31, 2021, the calculated fair value of the Fund’s warrant portfolio approximated $2 thousand. Such valuations are classified within Level 3 of the valuation hierarchy.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

The fair value of warrants that were accounted for on a recurring basis and classified as Level 3 are as follows (in thousands):

	2022	2021
Fair value of warrants at beginning of year	$2	$20
Unrealized loss on fair market valuation of warrants	(2)	(18)
Fair value of warrants at end of year	$—	$2

Investment in equity securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of December 31, 2022 and 2021, the fair value of such investment securities totaled $14 thousand and $37 thousand, respectively.

The fair value of investment securities that were accounted for on a recurring basis as of the years ended December 31, 2022 and 2021 classified as Level 1 are as follows (in thousands):

	2022	2021
Fair value of securities at the beginning of year	$37	$422
Securities sold	—	(366)
Unrealized loss on fair market valuation of securities	(23)	(19)
Fair value of investment securities at the end of year	$14	$37

Impaired lease and off-lease equipment (non-recurring)

During the year ended December 31, 2021, the Company recorded fair value adjustments totaling $841 thousand to reduce the cost basis of railcars and certain manufacturing, and agriculture equipment deemed impaired. All of the impaired railcars were disposed in 2021. There were no impairment losses during the year ended December 31, 2022.

		Level 1	Level 2	Level 3
	December 31	Estimated	Estimated	Estimated
	2022	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$25	$—	$—	$25

		Level 1	Level 2	Level 3
	December 31	Estimated	Estimated	Estimated
	2021	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$323	$—	$—	$323

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2022 and 2021:

December 31, 2022
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.27 - $1.27($1.27)
			Exercise price	$1.00 - $1.00($1.00)
			Time to maturity (in years)	1.35 - 1.35(1.35)
			Risk-free interest rate	4.57% - 4.57%(4.57%)
			Annualized volatility	50.99% - 50.99%(50.99%)

Lease and Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $25,000
			Quotes - per equipment	(total of $25,000)
			Equipment Condition	Poor to Average

December 31, 2021
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.27 - $21.93($2.06)
			Exercise price	$1.00 - $38.64($2.44)
			Time to maturity (in years)	1.00 - 2.35(2.29)
			Risk-free interest rate	0.42% - 0.85%(0.83%)
			Annualized volatility	48.99% - 167.22%(53.52%)

Lease and Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $150,000
			Quotes - per equipment	(total of $323,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2022 and 2021 (in thousands):

	Fair Value Measurements at December 31, 2022
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,992	$2,992	$—	$—	$2,992
Investment in equity securities	14	14	—	—	14

Financial liabilities:
Non-recourse debt	1,184	—	—	1,166	1,166

	Fair Value Measurements at December 31, 2021
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,580	$2,580	$—	$—	$2,580
Investment in equity securities	37	37	—	—	37
Warrants, fair value	2	—	—	2	2

Financial liabilities:
Non-recourse debt	2,163	—	—	2,197	2,197

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2022. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2022.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 72, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 69, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2022.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2022 and 2021 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2022, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2022 and 2021, the Company incurred audit fees with its principal auditors totaling $103 thousand and $88 thousand, respectively.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm (Moss Adams LLP, San Francisco, CA, PCAOB ID: 659)		15
	Balance Sheets at December 31, 2022 and 2021		16
	Statements of Operations for the years ended December 31, 2022 and 2021		17
	Statements of Changes in Members’ Capital for the years ended December 31, 2022 and 2021		18
	Statements of Cash Flows for the years ended December 31, 2022 and 2021		19
	Notes to Financial Statements		20

2.	Financial Statement Schedules

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
December 31, 2022 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2023

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)	March 14, 2023
Dean L. Cash
/s/ Paritosh K. Choksi
	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 14, 2023
Paritosh K. Choksi

/s/ Raymond A. Rigo	Vice President, Fund Controller of ATEL Managing Member, LLC (Managing Member)	March 14, 2023
Raymond A. Rigo

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.