Form 10-Q
period 2023-03-31
ATEL 15, LLC
filed 2023-05-15
CIK 1519117

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2023

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from        to

Commission File number 000-54931

ATEL 15, LLC

(Exact name of registrant as specified in its charter)

California	45-1625956
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

505 Montgomery Street, 7th Floor, San Francisco, California 94111

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

The number of Limited Liability Company Units outstanding as of April 30, 2023 was 6,542,557.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

MARCH 31, 2023 AND DECEMBER 31, 2022

(In Thousands)

(Unaudited)

	March 31,	December 31,
	2023	2022

ASSETS
Cash and cash equivalents	$621	$2,992
Accounts receivable, net	32	36
Investment in equity securities	36	37
Investment in equipment and leases, net	7,122	7,533
Prepaid expenses and other assets	12	9
Total assets	$7,823	$10,607

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$25	$22
Other	108	91
Non-recourse debt	848	1,184
Unearned operating lease income	244	67
Total liabilities	1,225	1,364

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	6,598	9,243
Total Members’ capital	6,598	9,243
Total liabilities and Members’ capital	$7,823	$10,607

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	March 31,
	2023	2022
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$732	$695
Gain on sales of operating lease assets	50	88
Other revenue	2	45
Total operating revenues	784	828

Operating expenses:
Depreciation of operating lease assets	396	509
Asset management fees to Managing Member	17	27
Cost reimbursements to Managing Member and/or affiliates	107	103
Interest expense	9	18
Professional fees	69	24
Outside services	28	14
Taxes on income and franchise fees	28	17
Storage fees	1	1
Railcar maintenance	24	26
Other expense	26	28
Total operating expenses	705	767
Net income from operations	79	61

Other loss:
Unrealized loss on fair value adjustment for equity securities	(1)	(14)
Total other loss	(1)	(14)
Net income	$78	$47

Net income:
Managing Member	$204	$172
Other Members	(126)	(125)
	$78	$47

Net loss per Limited Liability Company Unit - Other Members	$(0.02)	$(0.02)
Weighted average number of Units outstanding	6,542,557	6,542,557

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended March 31, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2022	6,542,557	$9,243	$—	$9,243
Distributions to Other Members ($0.39 per Unit)	—	(2,519)	—	(2,519)
Distributions to Managing Member	—	—	(204)	(204)
Net (loss) income	—	(126)	204	78
Balance March 31, 2023	6,542,557	$6,598	$—	$6,598

	Three Months Ended March 31, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	6,542,557	$10,375	$—	$10,375
Distributions to Other Members ($0.33 per Unit)	—	(2,126)	—	(2,126)
Distributions to Managing Member	—	—	(172)	(172)
Net (loss) income	—	(125)	172	47
Balance March 31, 2022	6,542,557	$8,124	$—	$8,124

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2023 AND 2022

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating activities:
Net income	$78	$47
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of operating lease assets	(50)	(88)
Depreciation of operating lease assets	396	509
Provision for doubtful accounts	2	3
Unrealized loss on fair value adjustment for equity securities	1	14
Changes in operating assets and liabilities:
Accounts receivable	2	(85)
Prepaid expenses and other assets	(3)	(2)
Due to/from Managing Member and affiliates	3	(6)
Accounts payable, other	17	(22)
Unearned operating lease income	177	145
Net cash provided by operating activities	623	515

Investing activities:
Proceeds from sales of operating lease assets	65	331
Net cash provided by investing activities	65	331

Financing activities:
Repayments under non-recourse debt	(336)	(242)
Distributions to Other Members	(2,519)	(2,126)
Distributions to Managing Member	(204)	(172)
Net cash used in financing activities	(3,059)	(2,540)

Net decrease in cash and cash equivalents	(2,371)	(1,694)
Cash and cash equivalents at beginning of period	2,992	2,580
Cash and cash equivalents at end of period	$621	$886

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9	$18
Cash paid during the period for taxes	$79	$5

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

As of March 31, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million  (inclusive of the $500 initial Member’s capital investment) have been received.  As of the same date, 6,542,557 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, the Managing Member and/or its affiliates receive compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 5). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of the Managing Member.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2023, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three months ended March 31, 2023 and 2022, and as of March 31, 2023 and December 31, 2022, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Accounts receivable:

Accounts receivable represent the amounts billed under the operating lease which is currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Investment in securities:

From time to time, the Company may receive the right to purchase equity securities of its borrowers or receive warrants in connection with its lending arrangements.

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $36 thousand and $37 thousand of purchased securities at March 31, 2023 and December 31, 2022, respectively. Such amounts included investment securities which do not have readily determinable market value totaling $23 thousand at both March 31, 2023 and December 31, 2022. During the respective three months ended March 31, 2023 and 2022, the Company recorded $1 thousand and $14 thousand of unrealized losses on investment securities with readily determinable fair values. There were no fair value adjustments on investment securities that do not have readily determinable fair values during the three months ended March 31, 2023 and 2022. Cumulatively, a total of $17 thousand was recorded to reduce the value of such investment securities held on March 31, 2023. The Company had no impairment adjustments on investment securities during the three months ended March 31, 2023 and 2022.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. As of March 31, 2023, the estimated fair value of the Company’s portfolio of warrants was de minimis. There were neither unrealized gains or losses recorded on fair valuation of the warrants nor warrants exercised during the three months ended March 31, 2023 and 2022.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

3. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating Leases
Balance December 31, 2021	$5
Reversal of provision for doubtful accounts	(5)
Balance December 31, 2022	$—
Provision for doubtful accounts	2
Balance March 31, 2023	$2

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications,	Expense or	Balance
	December 31,	Additions	Amortization	March 31,
	2022	and Dispositions	of Leases	2023
Equipment under operating leases, net	$7,042	$(15)	$(396)	$6,631
Assets held for sale or lease, net	488	—	—	488
Initial direct costs, net	3	—	—	3
Total	$7,533	$(15)	$(396)	$7,122

There were no impairment losses recorded on equipment during the three months ended March 31, 2023 and 2022.

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $396 thousand and $509 thousand for the three months ended March 31, 2023 and 2022, respectively. Total depreciation for the three months ended March 31, 2023 and 2022 includes $15 thousand and $1 thousand, respectively, of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2011 through 2015.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	March 31,
	2022	Additions	or Dispositions	2023
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	5,899	—	(105)	5,794
Facility – other	5,084	—	—	5,084
Manufacturing	2,753	—	—	2,753
Other	722	—	—	722
	33,868	—	(105)	33,763
Less accumulated depreciation	(26,826)	(396)	90	(27,132)
Total	$7,042	$(396)	$(15)	$6,631

The average estimated residual value for assets on operating leases was 18% of the assets’ original cost at both March 31, 2023 and December 31, 2022, respectively. There were no operating leases on non-accrual status at March 31, 2023 and December 31, 2022.

As of March 31, 2023, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2023	$1,332
Year ending December 31, 2024	1,068
2025	187
2026	43
$2,630

The useful lives for each category of leases are reviewed at a minimum of once per quarter. As of March 31, 2023 and December 31, 2022, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

AFS and ATEL Leasing Corporation (“ALC”) are wholly owned subsidiaries of ATEL Capital Group and perform services for the Company on behalf of the Managing Member. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications and general administrative services are performed by AFS.

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the three months ended March 31, 2023 and 2022 as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Administrative costs reimbursed to Managing Member and/or affiliates	$107	$103
Asset management fees to Managing Member	17	27
	$124	$130

6. Non-recourse debt:

At March 31, 2023, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the note is 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At March 31, 2023, gross operating lease rentals totaled approximately $864 thousand over the remaining lease terms, and the carrying value of the pledged assets is $5.0 million. The note matures in 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2023	$676	$15	$691
Year ending December 31, 2024	172	1	173
Total	$848	$16	$864

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

7. Commitments:

At March 31, 2023, there were no commitments to purchase lease assets or to fund investments in notes receivable.

8. Members’ capital:

A total of 6,542,557 Units were issued and outstanding at both March 31, 2023 and December 31, 2022, respectively, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three months ended March 31, 2023 and 2022 were as follows (in thousands except Units and per Unit data):

	Three Months Ended
	March 31,
	2023	2022
Distributions declared	$2,519	$2,126
Weighted average number of Units outstanding	6,542,557	6,542,557
Weighted average distributions per Unit	$0.39	$0.33

9. Fair value measurements:

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2023 and December 31, 2022, the Company’s warrants and investment in equity securities were measured on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). At March 31, 2023 and December 31, 2022, the calculated fair value of the Fund’s warrants was de minimis.

Investment in equity securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of March 31, 2023 and December 31, 2022, the fair value of such investment securities totaled $13 thousand and $14 thousand, respectively. Unrealized losses of $1 thousand and $14 thousand were recorded on such securities during the three months ended March 31, 2023 and 2022, respectively.

Impaired lease and off-lease equipment (non-recurring)

No additional impairment was recorded during the three months ended March 31, 2023 and 2022 to further reduce the cost basis of railcars and certain manufacturing, and agriculture equipment deemed impaired.

		Level 1	Level 2	Level 3
	March 31	Estimated	Estimated	Estimated
	2023	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$25	$—	$—	$25
	$25	$—	$—	$25

		Level 1	Level 2	Level 3
	December 31	Estimated	Estimated	Estimated
	2022	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$25	$—	$—	$25
	$25	$—	$—	$25

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at March 31, 2023 and December 31, 2022:

March 31, 2023
	Valuation	Valuation	Unobservable
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.27
			Exercise price	$1.00
			Time to maturity (in years)	1.10
			Annualized volatility	51.05%

Lease and Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $25,000
			Quotes - per equipment	(total of $25,000)
			Equipment Condition	Poor to Average

December 31, 2022
	Valuation	Valuation	Unobservable
Name	Frequency	Technique	Inputs	Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.27
			Exercise price	$1.00
			Time to maturity (in years)	1.35
			Annualized volatility	50.99%

Lease and Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $25,000
			Quotes - per equipment	(total of $25,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at March 31, 2023
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$621	$621	$—	$—	$621
Investment in equity securities	13	13	—	—	13

Financial liabilities:
Non-recourse debt	848	—	—	841	841

	Fair Value Measurements at December 31, 2022
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,992	$2,922	$—	$—	$2,922
Investment in equity securities	14	14	—	—	14

Financial liabilities:
Non-recourse debt	1,184	—	—	1,166	1,166

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

As of March 31, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) had been received. As of the same date, 6,542,557 Units were issued and outstanding.

Results of Operations

Three months ended March 31, 2023 versus three months ended March 31, 2022

The Company had net income of $78 thousand and $47 thousand for the three months ended March 31, 2023 and 2022, respectively. The results for the first quarter of 2023 primarily reflect decreases in total operating expenses and other loss related to the Company’s investment securities partially offset by a decline in total operating revenues.

Revenues

Total operating revenues were $784 thousand and $828 thousand for the three months ended March 31, 2023 and 2022, respectively. The $44 thousand decline in operating revenues was comprised of decreases in other revenue and gains on sales of lease assets offset, in part, by an increase in operating lease revenues.

Other revenue decreased by $43 thousand due to lower amounts of deferred maintenance fees related to excessive wear and tear on certain returned equipment; while gains on sales of lease assets declined by $38 thousand largely due to the period over period a change in mix of assets sold. Such decreases were partially offset by a $37 thousand increase in operating lease revenues, which was attributable to higher lease renewal rates on certain leases.

Expenses

Total operating expenses were $705 thousand and $767 thousand for the three months ended March 31, 2023 and 2022, respectively. The $62 thousand decrease in operating expenses was largely due to a reduction in depreciation partially offset by increases in professional fees and outside services.

Depreciation expense decreased by $113 thousand primarily due to portfolio run-off and disposition of lease assets since March 31, 2022. Partially offsetting such a decrease in expenses was a $45 thousand increase in professional fees, and a

$14 thousand increase in outside services costs. Professional fees increased due to timing differences in receipt of services and billings, while outside services increased by largely due to costs related to Sarbanes-Oxley compliance.

Other loss

During the three months ended March 31, 2023 and 2022, the Company recorded other losses of $1 thousand and $14 thousand, respectively. The reduction in other loss reflects favorable changes in the fair value of its publicly traded investment in equity securities.

Capital Resources and Liquidity

At March 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents totaled $621 thousand and $3.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$623	$515
Investing activities	65	331
Financing activities	(3,059)	(2,540)
Net decrease in cash and cash equivalents	$(2,371)	$(1,694)

During the three months ended March 31, 2023 and 2022, the Company’s primary source of liquidity was cash flows from its portfolio of operating lease contracts. In addition, during the same respective periods, the Company received $65 thousand and $331 thousand of proceeds from sales of operating lease assets.

During the three months ended March 31, 2023 and 2022, cash was primarily used to pay distributions and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $2.7 million and $2.3 million for the respective three months ended March 31, 2023 and 2022; while cash used to repay non-recourse debt totaled $336 thousand and $242 thousand for the same respective periods. In addition, cash was used to pay invoices related to management fees and expenses, and other payables for both three-month periods.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement. The Company commenced periodic distributions beginning with the month of January 2012.

Cash distributions were made by the Fund to Unitholders of record as of February 28, 2023, and paid through March 31, 2023. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital.

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

The following table summarizes distribution activity for the Fund from inception through March 31, 2023 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit(2)	Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		$ n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951		—		5,951		0.90	6,612,560
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	5,934		—		5,934		0.90	6,606,921
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	5,892		—		5,892		0.90	6,567,800
Dec 2017 – Feb 2018	Mar-18	1,918		—		1,918		0.29	6,554,450
Mar 2018 – Feb 2019	Mar-19	2,958		—		2,958		0.45	6,542,557
Mar 2019 – Feb 2020	Mar-20	3,271		—		3,271		0.50	6,542,557
Mar 2020 – Feb 2021	Mar-21	1,374		—		1,374		0.21	6,542,557
Mar 2021 – Feb 2022	Mar-22	2,126		—		2,126		0.33	6,542,557
Mar 2022 – Feb 2023	Mar-23	2,519				2,519		0.39	6,542,057
		$43,259		$—		$43,259		$7.44

Source of distributions
Lease and loan payments and sales proceeds received		$43,259	100.00%	$—	0.00%	$43,259	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$43,259	100.00%	$—	0.00%	$43,259	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, December 1, 2015 to November 30, 2016, December 1, 2016 to November 30, 2017, December 1, 2017 to February 28, 2018, March 1, 2018 to February 28, 2019, March 1, 2019 to February 29, 2020, March 1, 2020 to February 28, 2021, March 1, 2021 to February 28, 2022, and March 1, 2022 to February 28, 2023, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2023, there were no commitments to purchase lease assets or to fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2, Summary of significant accounting policies.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the Company’s significant accounting policies since December 31, 2022.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
March 31, 2023 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2023

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