Form 10-Q
period 2023-06-30
ATEL 15, LLC
filed 2023-08-14
CIK 1519117

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2023

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

The number of Limited Liability Company Units outstanding as of July 31, 2023 was 6,542,057.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

JUNE 30, 2023 AND DECEMBER 31, 2022

(In Thousands)

(Unaudited)

	June 30,	December 31,
	2023	2022

ASSETS
Cash and cash equivalents	$867	$2,992
Accounts receivable, net	37	36
Investment in equity securities	38	37
Investment in equipment and leases, net	6,725	7,533
Prepaid expenses and other assets	7	9
Total assets	$7,674	$10,607

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$24	$22
Other	60	91
Non-recourse debt	682	1,184
Unearned operating lease income	119	67
Total liabilities	885	1,364

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	6,789	9,243
Total Members’ capital	6,789	9,243
Total liabilities and Members’ capital	$7,674	$10,607

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$790	$892	$1,522	$1,587
Gain on sales of operating lease assets	17	105	67	193
Other revenue	2	3	4	48
Total operating revenues	809	1,000	1,593	1,828

Operating expenses:
Depreciation of operating lease assets	393	552	789	1,061
Asset management fees to Managing Member	24	25	41	52
Cost reimbursements to Managing Member and/or affiliates	78	101	185	204
Amortization of initial direct costs	—	1	1	1
Interest expense	8	15	17	33
Professional fees	24	75	93	99
Outside services	20	12	48	26
Taxes on income and franchise fees	19	27	47	44
Railcar maintenance	36	13	60	39
Other expense	16	31	42	60
Total operating expenses	618	852	1,323	1,619
Net income from operations	191	148	270	209

Other income (loss):
Unrealized gain (loss) on fair value adjustment for equity securities	2	(7)	1	(21)
Unrealized loss on fair value adjustment for warrants	—	(2)	—	(2)
Total other income (loss)	2	(9)	1	(23)
Net income	$193	$139	$271	$186

Net income:
Managing Member	$—	$—	$204	$172
Other Members	193	139	67	14
	$193	$139	$271	$186

Net income per Limited Liability Company Unit - Other Members	$0.03	$0.02	$0.01	$0.00
Weighted average number of Units outstanding	6,542,541	6,542,557	6,542,549	6,542,557

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended June 30, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2023	6,542,557	$6,598	$—	$6,598
Repurchase of Units	(500)	(2)	—	(2)
Net income	—	193	—	193
Balance June 30, 2023	6,542,057	$6,789	$—	$6,789

	Six Months Ended June 30, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2022	6,542,557	$9,243	$—	$9,243
Repurchase of Units	(500)	(2)	—	(2)
Distributions to Other Members ($0.39 per Unit)	—	(2,519)	—	(2,519)
Distributions to Managing Member	—	—	(204)	(204)
Net income	—	67	204	271
Balance June 30, 2023	6,542,057	$6,789	$0	$6,789

	Three Months Ended June 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance March 31, 2022	6,542,557	$8,124	$—	$8,124
Net income	—	139	—	139
Balance June 30, 2022	6,542,557	$8,263	$—	$8,263

	Six Months Ended June 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	6,542,557	$10,375	$—	$10,375
Distributions to Other Members ($0.33 per Unit)	—	(2,126)	—	(2,126)
Distributions to Managing Member	—	—	(172)	(172)
Net income	—	14	172	186
Balance June 30, 2022	6,542,557	$8,263	$—	$8,263

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

JUNE 30, 2023 AND 2022

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Operating activities:
Net income	$271	$186
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of operating lease assets	(67)	(193)
Depreciation of operating lease assets	789	1,061
Amortization of initial direct costs	1	1
Provision (reversal) for doubtful accounts	2	(2)
Unrealized (gain) loss on fair value adjustment for equity securities	(1)	21
Unrealized loss on fair value adjustment for warrants	—	2
Changes in operating assets and liabilities:
Accounts receivable	(3)	7
Prepaid expenses and other assets	2	3
Due to/from Managing Member and affiliates	2	(5)
Accounts payable, other	(31)	15
Unearned operating lease income	52	23
Net cash provided by operating activities	1,017	1,119

Investing activities:
Proceeds from sales of operating lease assets	85	653
Net cash provided by investing activities	85	653

Financing activities:
Repayments under non-recourse debt	(502)	(485)
Distributions to Other Members	(2,519)	(2,126)
Distributions to Managing Member	(204)	(172)
Repurchase of Units	(2)	—
Net cash used in financing activities	(3,227)	(2,783)

Net decrease in cash and cash equivalents	(2,125)	(1,011)
Cash and cash equivalents at beginning of period	2,992	2,580
Cash and cash equivalents at end of period	$867	$1,569

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$17	$33
Cash paid during the period for taxes	$80	$72

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

As of June 30, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million  (inclusive of the $500 initial Member’s capital investment) have been received.  As of the same date, 6,542,057 Units were issued and outstanding.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2023, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three and six months ended June 30, 2023 and 2022, and as of June 30, 2023 and December 31, 2022, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $38 thousand and $37 thousand of purchased securities at June 30, 2023 and December 31, 2022, respectively. Such amounts included investment securities which do not have readily determinable market value totaling $23 thousand at both June 30, 2023 and December 31, 2022. During the respective three months ended June 30, 2023 and 2022, the Company recorded $2 thousand of unrealized gains and $7 thousand of unrealized losses on investment securities with readily determinable fair values. During the respective six months ended June 30, 2023 and 2022, the Company recorded $1 thousand of unrealized gains and $21 thousand of unrealized losses on such investment securities. There were no fair value adjustments on investment securities that do not have readily determinable fair values during the three and six months ended June 30, 2023 and 2022. Cumulatively, a total of $17 thousand was recorded to reduce the value of such investment securities held on June 30, 2023. The Company had no impairment adjustments on investment securities during the three and six months ended June 30, 2023 and 2022.

Warrants

Warrants owned by the Company are not registered for public sale but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. As of June 30, 2023 and December 31, 2022, the estimated fair value of the Company’s portfolio of warrants was de minimis. There were no changes recorded on fair valuation of the warrants during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company recorded unrealized losses of $2 thousand on fair valuation of its warrants. There were no warrants exercises during the three and six months ended June 30, 2023 and 2022.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The Company does not use the equipment held in its portfolio but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described below. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon the management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis. Provisions for doubtful accounts relating to operating leases are included in lease income in the Company’s financial statements.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

3. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating Leases
Balance December 31, 2021	$5
Reversal of provision for doubtful accounts	(5)
Balance December 31, 2022	$—
Provision for doubtful accounts	2
Balance June 30, 2023	$2

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications,	Expense or	Balance
	December 31,	Additions	Amortization	June 30,
	2022	and Dispositions	of Leases	2023
Equipment under operating leases, net	$7,042	$(29)	$(789)	$6,224
Assets held for sale or lease, net	488	11	—	499
Initial direct costs, net	3	—	(1)	2
Total	$7,533	$(18)	$(790)	$6,725

There were no impairment losses recorded on equipment during the three and six months ended June 30, 2023 and 2022.

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation on the Company’s equipment totaled $393 thousand and $552 thousand for the three months ended June 30, 2023 and 2022, respectively, and was $789 thousand and $1.1 million for the six months ended June 30, 2023 and 2022, respectively. Total depreciation for the three months ended June 30, 2023 and 2022 includes $52 thousand and $46 thousand, respectively, of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such additional depreciation totaled $67 thousand and $47 thousand for the six months ended June 30, 2023 and 2022, respectively. The estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2011 through 2015.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	June 30,
	2022	Additions	or Dispositions	2023
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	5,899	—	(211)	5,688
Facility – other	5,084	—	—	5,084
Manufacturing	2,753	—	—	2,753
Other	722	—	—	722
	33,868	—	(211)	33,657
Less accumulated depreciation	(26,826)	(789)	182	(27,433)
Total	$7,042	$(789)	$(29)	$6,224

The average estimated residual value for assets on operating leases was 18% of the assets’ original cost at both June 30, 2023 and December 31, 2022. There were no operating leases on non-accrual status at June 30, 2023 and December 31, 2022.

As of June 30, 2023, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Six months ending December 31, 2023	$987
Year ending December 31, 2024	1,053
2025	171
2026	51
2027	13
Thereafter	21
$2,296

The useful lives for each category of leases are reviewed at a minimum of once per quarter. As of June 30, 2023 and December 31, 2022, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three and six months ended June 30, 2023 and 2022 as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Administrative costs reimbursed to Managing Member and/or affiliates	$78	$101	$185	$204
Asset management fees to Managing Member	24	25	41	52
	$102	$126	$226	$256

6. Non-recourse debt:

At June 30, 2023, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the note is 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At June 30, 2023, gross operating lease rentals totaled approximately $691 thousand over the remaining lease terms, and the carrying value of the pledged assets is $4.7 million. The note matures in 2024.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2023	$510	$8	$518
Year ending December 31, 2024	172	1	173
Total	$682	$9	$691

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

7. Commitments:

At June 30, 2023, there were no commitments to purchase lease assets or to fund investments in notes receivable.

8. Members’ capital:

A total of 6,542,057 Units and 6,542,557 Units were issued and outstanding at June 30, 2023 and December 31, 2022, respectively, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Distributions declared	$—	$—	$2,519	$2,126
Weighted average number of Units outstanding	6,542,541	6,542,557	6,542,549	6,542,557
Weighted average distributions per Unit	$—	$—	$0.39	$0.33

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

At June 30, 2023 and December 31, 2022, the Company’s warrants and investment in equity securities were measured on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). At June 30, 2023 and December 31, 2022, the calculated fair value of the Fund’s warrants was de minimis.

Investment in equity securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of June 30, 2023 and December 31, 2022, the fair value of such investment securities totaled $15 thousand and $14 thousand, respectively. Unrealized gains of $2 thousand and unrealized losses of $7 thousand were recorded on such securities during the three months ended June 30, 2023 and 2022, respectively. Unrealized gains of $1 thousand and unrealized losses of $21 thousand were recorded during the six months ended June 30, 2023 and 2022, respectively.

Impaired lease and off-lease equipment (non-recurring)

No additional impairment was recorded during the three and six months ended June 30, 2023 and 2022 to further reduce the cost basis of railcars and certain manufacturing, and agriculture equipment deemed impaired.

		Level 1	Level 2	Level 3
	June 30	Estimated	Estimated	Estimated
	2023	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$18	$—	$—	$18
	$18	$—	$—	$18

		Level 1	Level 2	Level 3
	December 31	Estimated	Estimated	Estimated
	2022	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$25	$—	$—	$25
	$25	$—	$—	$25

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2023 and December 31, 2022:

June 30, 2023
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.27
			Exercise price	$1.00
			Time to maturity (in years)	0.85
			Annualized volatility	47.19%

Lease and Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $18,000
			Quotes - per equipment	(total of $18,000)
			Equipment Condition	Poor to Average

December 31, 2022
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.27
			Exercise price	$1.00
			Time to maturity (in years)	1.35
			Annualized volatility	50.99%

Lease and Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $25,000
			Quotes - per equipment	(total of $25,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at June 30, 2023
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$867	$867	$—	$—	$867
Investment in equity securities	15	15	—	—	15

Financial liabilities:
Non-recourse debt	682	—	—	674	674

	Fair Value Measurements at December 31, 2022
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,992	$2,922	$—	$—	$2,922
Investment in equity securities	14	14	—	—	14

Financial liabilities:
Non-recourse debt	1,184	—	—	1,166	1,166

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

As of June 30, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) had been received. As of the same date, 6,542,057 Units were issued and outstanding.

Results of Operations

Three months ended June 30, 2023 versus three months ended June 30, 2022

The Company had net income of $193 thousand and $139 thousand for the three months ended June 30, 2023 and 2022, respectively. The results for the second quarter of 2023 primarily reflect decreases in total operating expenses and operating revenue, partially offset by an increase in other income related to the Company’s investment securities..

Revenues

Total operating revenues were $809 thousand and $1.0 million for the three months ended June 30, 2023 and 2022, respectively. The $191 thousand decline in operating revenues was primarily due to decreases in operating lease revenues and in gains realized on sales of lease assets.

Operating lease revenue decreased by $102 thousand primarily due to run off and disposition of lease assets; while gains on sales of lease assets declined by $88 thousand due to a reduction in sales activity, and the period over period change in mix of assets sold.

Expenses

Total operating expenses were $618 thousand and $852 thousand for the three months ended June 30, 2023 and 2022, respectively. The $234 thousand decrease in operating expenses was primarily due to reductions in depreciation, professional fees, and costs reimbursed to the Manager partially offset by an increase in railcar maintenance costs.

Depreciation expense decreased by $159 thousand primarily due to portfolio run-off and disposition of lease assets. Professional fees decreased by $51 thousand due to period over period timing differences in receipt of services and billings; and costs reimbursed to the Manager decreased by $23 thousand primarily due to lower allocated costs reflective of the Fund’s declining asset base. Partially offsetting such decreases in expenses was a $23 thousand increase in railcar maintenance costs, which was attributable to increased lease-end repairs.

Six months ended June 30, 2023 versus six months ended June 30, 2022

The Company had net income of $271 thousand and $186 thousand for the six months ended June 30, 2023 and 2022, respectively. The results for the first six months of 2023 primarily reflect a decrease in total operating expenses partially offset by a reduction in total operating revenues when compared to the prior year period..

Revenues

Total operating revenues were $1.6 million and $1.8 million for the six months ended June 30, 2023 and 2022, respectively. The $235 thousand decline in operating revenues was comprised of decreases in gains on sales of lease assets, operating lease revenues, and other revenue.

Gains on sales of lease assets declined by $126 thousand largely due to the period over period change in mix of assets sold; while operating lease revenues declined by $65 thousand mostly due to run off and dispositions of lease assets. In addition, other revenue decreased by $44 thousand due to lower amounts of deferred maintenance fees related to excessive wear and tear on certain returned equipment.

Expenses

Total operating expenses were $1.3 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively. The $296 thousand decrease in operating expenses was largely due to reductions in depreciation, costs reimbursed to the Manager, other expense, and professional fees. These reductions in expenses were partially offset by increases in outside services and railcar maintenance costs.

Depreciation expense decreased by $272 thousand primarily due to portfolio run off and disposition of lease assets since June 30, 2022. Costs reimbursed to the Manager decreased by $19 thousand due to lower allocated costs reflective of the Fund’s declining asset base. In addition, other expense declined by $18 thousand primarily due to lower subscriptions dues. bank charges, and postage costs; and interest expense was lower by $16 thousand due to the scheduled amortization of the Company’s non-recourse debt. In contrast, outside services increased by $22 thousand mostly due to consulting fees associated with a new accounting software, and costs related to Sarbanes-Oxley compliance. In addition, railcar maintenance costs increased by $21 thousand largely due to an increase in lease-end repairs.

Capital Resources and Liquidity

At June 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents totaled $867 thousand and $3.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$1,017	$1,119
Investing activities	85	653
Financing activities	(3,227)	(2,783)
Net decrease in cash and cash equivalents	$(2,125)	$(1,011)

During the six months ended June 30, 2023 and 2022, the Company’s primary source of liquidity was cash flows from its portfolio of operating lease contracts. In addition, during the same respective periods, the Company received $85 thousand and $653 thousand of proceeds from sales of operating lease assets.

During the six months ended June 30, 2023 and 2022, cash was primarily used to pay distributions and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $2.7 million and $2.3 million for the respective six months ended June 30, 2023 and 2022; while cash used to repay non-recourse debt totaled $502 thousand and $485 thousand for the same respective periods. During the current period, the Company also repurchased Units at a cost of $2 thousand. There was no such repurchase during the prior year period. In addition, cash was used to pay invoices related to management fees and expenses, and other payables for both six-month periods.

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

The following table summarizes distribution activity for the Fund from inception through June 30, 2023 (in thousands except for Units and Per Unit Data):

								Total	Weighted
		Return of		Distribution		Total		Distribution	Average Units
Distribution Period (1)	Paid	Capital		of Income		Distribution		per Unit(2)	Outstanding(3)
Monthly and quarterly distributions
Oct 2011 – Dec 2011 (Distribution of escrow interest)	Feb 2012 – Jun 2012	$—		$—		$—		$ n/a	n/a
Jan 2012 – Nov 2012	Feb 2012 – Dec 2012	1,173		—		1,173		0.79	1,476,249
Dec 2012 – Nov 2013	Jan 2013 – Dec 2013	4,191		—		4,191		0.88	4,758,784
Dec 2013 – Nov 2014	Jan 2014 – Dec 2014	5,952		—		5,952		0.90	6,620,428
Dec 2014 – Nov 2015	Jan 2015 – Dec 2015	5,951		—		5,951		0.90	6,612,560
Dec 2015 – Nov 2016	Jan 2016 – Dec 2016	5,934		—		5,934		0.90	6,606,921
Dec 2016 – Nov 2017	Jan 2017 – Dec 2017	5,892		—		5,892		0.90	6,567,800
Dec 2017 – Feb 2018	Mar-18	1,918		—		1,918		0.29	6,554,450
Mar 2018 – Feb 2019	Mar-19	2,958		—		2,958		0.45	6,542,557
Mar 2019 – Feb 2020	Mar-20	3,271		—		3,271		0.50	6,542,557
Mar 2020 – Feb 2021	Mar-21	1,374		—		1,374		0.21	6,542,557
Mar 2021 – Feb 2022	Mar-22	2,126		—		2,126		0.33	6,542,557
Mar 2022 – Feb 2023	Mar-23	2,519				2,519		0.39	6,542,557
		$43,259		$—		$43,259		$7.44

Source of distributions
Lease and loan payments and sales proceeds received		$43,259	100.00%	$—	0.00%	$43,259	100.00%
Interest Income		—	0.00%	—	0.00%	—	0.00%
Debt against non-cancellable firm term payments on leases and loans		—	0.00%	—	0.00%	—	0.00%
		$43,259	100.00%	$—	0.00%	$43,259	100.00%

(1)	Investors may elect to receive their distributions either monthly or quarterly (See “Timing and Method of Distributions” on Page 67 of the Prospectus).
(2)	Total distributions per Unit represents the per Unit distribution rate for those units which were outstanding for all of the applicable period.
(3)	Balances shown represent weighted average units for the period from January 1, 2012 to November 30, 2012, December 1, 2012 to November 30, 2013, December 1, 2013 to November 30, 2014, December 1, 2014 to November 30, 2015, December 1, 2015 to November 30, 2016, December 1, 2016 to November 30, 2017, December 1, 2017 to February 28, 2018, March 1, 2018 to February 28, 2019, March 1, 2019 to February 29, 2020, March 1, 2020 to February 28, 2021, March 1, 2021 to February 28, 2022, and March 1, 2022 to February 28, 2023, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2023 there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
June 30, 2023 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2023

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