Form 10-Q
period 2023-09-30
ATEL 15, LLC
filed 2023-11-14
CIK 1519117

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2023

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

The number of Limited Liability Company Units outstanding as of October 31, 2023 was 6,530,257.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL 15, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL 15, LLC

BALANCE SHEETS

SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(In Thousands)

(Unaudited)

	September 30,	December 31,
	2023	2022

ASSETS
Cash and cash equivalents	$1,390	$2,992
Accounts receivable, net	46	36
Investment in equity securities	34	37
Investment in equipment and leases, net	6,320	7,533
Prepaid expenses and other assets	8	9
Total assets	$7,798	$10,607

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$60	$22
Other	69	91
Non-recourse debt	428	1,184
Unearned operating lease income	310	67
Total liabilities	867	1,364

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	6,931	9,243
Total Members’ capital	6,931	9,243
Total liabilities and Members’ capital	$7,798	$10,607

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$808	$793	$2,330	$2,380
Gain on sales of operating lease assets	45	—	112	193
Other revenue	4	4	8	52
Total operating revenues	857	797	2,450	2,625

Operating expenses:
Depreciation of operating lease assets	390	511	1,179	1,572
Asset management fees to Managing Member	31	38	72	90
Cost reimbursements to Managing Member and/or affiliates	81	86	266	290
Amortization of initial direct costs	—	—	1	1
Interest expense	5	14	22	47
Professional fees	60	46	153	145
Outside services	14	11	62	37
Taxes on income and franchise fees	28	17	75	61
Railcar maintenance	49	24	109	63
Other expense	14	22	56	82
Total operating expenses	672	769	1,995	2,388
Net income from operations	185	28	455	237

Other loss:
Unrealized loss on fair value adjustment for equity securities	(4)	(3)	(3)	(24)
Unrealized loss on fair value adjustment for warrants	—	—	—	(2)
Total other loss	(4)	(3)	(3)	(26)
Net income	$181	$25	$452	$211

Net income:
Managing Member	$—	$—	$204	$172
Other Members	181	25	248	39
	$181	$25	$452	$211

Net income per Limited Liability Company Unit - Other Members	$0.03	$0.00	$0.04	$0.01
Weighted average number of Units outstanding	6,538,977	6,542,557	6,541,345	6,542,557

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2023	6,542,057	$6,789	$—	$6,789
Repurchase of Units	(11,800)	(39)	—	(39)
Net income	—	181	—	181
Balance September 30, 2023	6,530,257	$6,931	$—	$6,931

	Nine Months Ended September 30, 2023
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2022	6,542,557	$9,243	$—	$9,243
Repurchase of Units	(12,300)	(41)	—	(41)
Distributions to Other Members ($0.39 per Unit)	—	(2,519)	—	(2,519)
Distributions to Managing Member	—	—	(204)	(204)
Net income	—	248	204	452
Balance September 30, 2023	6,530,257	$6,931	$—	$6,931

	Three Months Ended September 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance June 30, 2022	6,542,557	$8,263	$—	$8,263
Net income	—	25	—	25
Balance September 30, 2022	6,542,557	$8,288	$—	$8,288

	Nine Months Ended September 30, 2022
		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	6,542,557	$10,375	$—	$10,375
Distributions to Other Members ($0.33 per Unit)	—	(2,126)	—	(2,126)
Distributions to Managing Member	—	—	(172)	(172)
Net income	—	39	172	211
Balance September 30, 2022	6,542,557	$8,288	$—	$8,288

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2023 AND 2022

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities:
Net income	$452	$211
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of operating lease assets	(112)	(193)
Depreciation of operating lease assets	1,179	1,572
Amortization of initial direct costs	1	1
Provision (reversal) for doubtful accounts	3	(5)
Unrealized loss on fair value adjustment for equity securities	3	24
Unrealized loss on fair value adjustment for warrants	—	2
Changes in operating assets and liabilities:
Accounts receivable	(13)	3
Prepaid expenses and other assets	1	(3)
Due to/from Managing Member and affiliates	38	1
Accounts payable, other	(22)	43
Unearned operating lease income	243	144
Net cash provided by operating activities	1,773	1,800

Investing activities:
Proceeds from sales of operating lease assets	145	654
Net cash provided by investing activities	145	654

Financing activities:
Repayments under non-recourse debt	(756)	(731)
Distributions to Other Members	(2,519)	(2,126)
Distributions to Managing Member	(204)	(172)
Repurchase of Units	(41)	—
Net cash used in financing activities	(3,520)	(3,029)

Net decrease in cash and cash equivalents	(1,602)	(575)
Cash and cash equivalents at beginning of period	2,992	2,580
Cash and cash equivalents at end of period	$1,390	$2,005

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$22	$47
Cash paid during the period for taxes	$90	$72

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

As of September 30, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million  (inclusive of the $500 initial Member’s capital investment) have been received.  As of the same date, 6,530,257 Units were issued and outstanding.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2023, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the three and nine months ended September 30, 2023 and 2022, and as of September 30, 2023 and December 31, 2022, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

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

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had $34 thousand and $37 thousand of purchased securities at September 30, 2023 and December 31, 2022, respectively. Such amounts included investment securities which do not have readily determinable market value totaling $23 thousand at both September 30, 2023 and December 31, 2022. During the respective three months ended September 30, 2023 and 2022, the Company recorded $4 thousand and $3 thousand of unrealized losses on investment securities with readily determinable fair values. During the respective nine months ended September 30, 2023 and 2022, the Company recorded $3 thousand and $24 thousand of unrealized losses on such investment securities. There were no fair value adjustments on investment securities that do not have readily determinable fair values during the three and nine months ended September 30, 2023 and 2022. Cumulatively, a total of $17 thousand was recorded to reduce the value of such investment securities held on September 30, 2023. The Company had no impairment adjustments on investment securities during the three and nine months ended September 30, 2023 and 2022.

Warrants

Warrants owned by the Company are not registered for public sale but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. As of September 30, 2023 and December 31, 2022, the estimated fair value of the Company’s portfolio of warrants was de minimis. There were no changes recorded on fair valuation of the warrants during the three and nine months ended September 30, 2023. In addition, there were no changes recorded on fair valuation of the warrants during the three months ended September 30, 2022. The Company recorded unrealized losses of $2 thousand on fair valuation of its warrants during the nine months ended September 30, 2022. There were no warrants exercises during the three and nine months ended September 30, 2023 and 2022.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating lease receivables and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The concentration of such deposits is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating leases.

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

3. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating Leases
Balance December 31, 2021	$5
Reversal of provision for doubtful accounts	(5)
Balance December 31, 2022	$—
Provision for doubtful accounts	3
Balance September 30, 2023	$3

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications,	Expense or	Balance
	December 31,	Additions	Amortization	September 30,
	2022	and Dispositions	of Leases	2023
Equipment under operating leases, net	$7,042	$(33)	$(1,179)	$5,830
Assets held for sale or lease, net	488	—	—	488
Initial direct costs, net	3	—	(1)	2
Total	$7,533	$(33)	$(1,180)	$6,320

There were no impairment losses recorded on equipment during the three and nine months ended September 30, 2023 and 2022.

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation on the Company’s equipment totaled $390 thousand and $511 thousand for the three months ended September 30, 2023 and 2022, respectively, and was $1.2 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively. Total depreciation for the three months ended September 30, 2023 and 2022 includes $50 thousand and $6 thousand, respectively, of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such additional depreciation totaled $117 thousand and $53 thousand for the nine months ended September 30, 2023 and 2022, respectively. The estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

All of the Company’s lease asset purchases and capital improvements were made during the years from 2011 through 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	September 30,
	2022	Additions	or Dispositions	2023
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	5,899	—	(250)	5,649
Facility – other	5,084	—	—	5,084
Manufacturing	2,753	—	—	2,753
Other	722	—	—	722
	33,868	—	(250)	33,618
Less accumulated depreciation	(26,826)	(1,179)	217	(27,788)
Total	$7,042	$(1,179)	$(33)	$5,830

The average estimated residual value for assets on operating leases was 18% of the assets’ original cost at both September 30, 2023 and December 31, 2022. There were no operating leases on non-accrual status at September 30, 2023 and December 31, 2022.

As of September 30, 2023, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2023	$330
Year ending December 31, 2024	1,044
2025	162
2026	49
2027	13
Thereafter	20
$1,618

The useful lives for each category of leases are reviewed at a minimum of once per quarter. As of September 30, 2023 and December 31, 2022, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

Pursuant to the Operating Agreement, the Managing Member and/or affiliates earned fees and billed for reimbursements during the three and nine months ended September 30, 2023 and 2022 as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Administrative costs reimbursed to Managing Member and/or affiliates	$81	$86	$266	$290
Asset management fees to Managing Member	31	38	72	90
	$112	$124	$338	$380

6. Non-recourse debt:

At September 30, 2023, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the note is 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At September 30, 2023, gross operating lease rentals totaled approximately $432 thousand over the remaining lease terms, and the carrying value of the pledged assets is $4.4 million. The note matures in 2024.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2023	$256	$3	$259
Year ending December 31, 2024	172	1	173
Total	$428	$4	$432

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

7. Commitments and contingencies:

At September 30, 2023, there were no commitments to purchase lease assets or to fund investments in notes receivable.

8. Members’ capital:

A total of 6,530,257 Units and 6,542,557 Units were issued and outstanding at September 30, 2023 and December 31, 2022, respectively, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands except Units and per Unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Distributions declared	$—	$—	$2,519	$2,126
Weighted average number of Units outstanding	6,538,977	6,542,557	6,541,345	6,542,557
Weighted average distributions per Unit	$—	$—	$0.39	$0.33

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

At September 30, 2023 and December 31, 2022, the Company’s warrants and investment in equity securities were measured on a recurring basis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022.

The measurement methodology is as follows:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). At September 30, 2023 and December 31, 2022, the calculated fair value of the Fund’s warrants was de minimis.

Investment in equity securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of September 30, 2023 and December 31, 2022, the fair value of such investment securities totaled $11 thousand and $14 thousand, respectively. Such valuations are classified within Level 1 of the valuation hierarchy. Unrealized losses of $4 thousand and $3 thousand were recorded on such securities during the three months ended September 30, 2023 and 2022, respectively. Unrealized losses of $3 thousand and $24 thousand were recorded during the nine months ended September 30, 2023 and 2022, respectively.

Impaired lease and off-lease equipment (non-recurring)

No additional impairment was recorded during the three and nine months ended September 30, 2023 and 2022 to further reduce the cost basis of railcars and certain manufacturing, and agriculture equipment deemed impaired.

		Level 1	Level 2	Level 3
	September 30	Estimated	Estimated	Estimated
	2023	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$18	$—	$—	$18
	$18	$—	$—	$18

		Level 1	Level 2	Level 3
	December 31	Estimated	Estimated	Estimated
	2022	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$25	$—	$—	$25
	$25	$—	$—	$25

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

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2023 and December 31, 2022:

September 30, 2023
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.27
			Exercise price	$1.00
			Time to maturity (in years)	0.60
			Annualized volatility	46.88%

Lease and Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $18,000
			Quotes - per equipment	(total of $18,000)
			Equipment Condition	Poor to Average

December 31, 2022
	Valuation	Valuation	Unobservable	Range of Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.27
			Exercise price	$1.00
			Time to maturity (in years)	1.35
			Annualized volatility	50.99%

Lease and Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $25,000
			Quotes - per equipment	(total of $25,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at September 30, 2023
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,390	$1,390	$—	$—	$1,390
Investment in equity securities	11	11	—	—	11

Financial liabilities:
Non-recourse debt	428	—	—	425	425

	Fair Value Measurements at December 31, 2022
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,992	$2,922	$—	$—	$2,922
Investment in equity securities	14	14	—	—	14

Financial liabilities:
Non-recourse debt	1,184	—	—	1,166	1,166

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

As of September 30, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) had been received. As of the same date, 6,530,257 Units were issued and outstanding.

Results of Operations

Three months ended September 30, 2023 versus three months ended September 30, 2022

The Company had net income of $181 thousand and $25 thousand for the three months ended September 30, 2023 and 2022, respectively. The results for the third quarter of 2023 primarily reflect an increase in total operating revenues and a decrease in total operating expenses.

Revenues

Total operating revenues were $857 thousand and $797 thousand for the three months ended September 30, 2023 and 2022, respectively. The $60 thousand increase in operating revenues was primarily due to increases in gains realized on sales of operating lease assets and in operating lease revenues.

Gain on sales of lease assets increased by $45 thousand due to an increase in sales activity coupled with the period over period change in mix of assets sold; while operating lease revenue grew by $15 thousand primarily due to an increase in revenues generated from leases under month-to-month extensions.

Expenses

Total operating expenses were $672 thousand and $769 thousand for the three months ended September 30, 2023 and 2022, respectively. The $97 thousand decrease in operating expenses was primarily due to reductions in depreciation partially offset by an increase in railcar maintenance costs.

Depreciation expense decreased by $121 thousand primarily due to portfolio run-off and disposition of lease assets. Partially offsetting such decrease in expenses was a $25 thousand increase in railcar maintenance costs, which was attributable to increased lease-end repairs.

Nine months ended September 30, 2023 versus nine months ended September 30, 2022

The Company had net income of $452 thousand and $211 thousand for the nine months ended September 30, 2023 and 2022, respectively. The results for the first nine months of 2023 primarily reflect a decrease in total operating revenues, total operating expenses and other losses related to the Fund’s investment securities and warrants.

Revenues

Total operating revenues were $2.5 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively. The $175 thousand decline in operating revenues was comprised of decreases in gain on sales of lease assets, operating lease revenues, and other revenue.

Despite the period over period increase in sales activity, gain on sales of lease assets declined by $81 thousand despite largely due to the change in mix of assets sold; while operating lease revenues declined by $50 thousand mostly due to run off and dispositions of lease assets. In addition, other revenue decreased by $44 thousand due to lower amounts of deferred maintenance fees related to excessive wear and tear on certain returned equipment.

Expenses

Total operating expenses were $2.0 million and $2.4 million for the nine months ended September 30, 2023 and 2022, respectively. The $393 thousand decrease in operating expenses was largely due to reductions in depreciation, other expense, interest expense, and costs reimbursed to the Manager. These reductions in expenses were partially offset by increases in railcar maintenance costs and outside services.

Depreciation expense decreased by $393 thousand primarily due to portfolio run off and disposition of lease assets since September 30, 2022; while other expense declined by $26 thousand primarily due to lower subscriptions dues, bank charges, and office supplies. In addition, interest expense was reduced by $25 thousand due to the scheduled amortization of the Company’s non-recourse debt; and costs reimbursed to the Manager decreased by $24 thousand due to lower allocated costs reflective of the Fund’s declining asset base. In contrast, railcar maintenance costs increased by $46 thousand largely due to an increase in lease-end repairs, while outside services increased by $25 thousand mostly due to consulting fees associated with a new accounting software, and costs related to Sarbanes-Oxley compliance.

Other loss

During the respective nine months ended September 30, 2023 and 2022, the Company recorded $3 thousand and $26 thousand of unrealized losses related to the fair valuation of its investment securities and warrants. The decrease in other losses were attributable to favorable changes in prices of the Company’s equity securities.

Capital Resources and Liquidity

At September 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents totaled $1.4 million and $3.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$1,773	$1,800
Investing activities	145	654
Financing activities	(3,520)	(3,029)
Net decrease in cash and cash equivalents	$(1,602)	$(575)

During the nine months ended September 30, 2023 and 2022, the Company’s primary source of liquidity was cash flows from its portfolio of operating lease contracts. In addition, during the same respective periods, the Company received $145 thousand and $654 thousand of proceeds from sales of operating lease assets.

During the nine months ended September 30, 2023 and 2022, cash was primarily used to pay distributions and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $2.7 million and $2.3 million for the respective nine months ended September 30, 2023 and 2022; while cash used to repay non-recourse debt totaled $756 thousand and $731 thousand for the same respective periods. During the current period, the Company also repurchased Units at a cost of $41 thousand. There was no such repurchase during the prior year period. In addition, cash was used to pay invoices related to management fees and expenses, and other payables for both nine-month periods.

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

The following table summarizes distribution activity for the Fund from inception through September 30, 2023 (in thousands except for Units and Per Unit Data):

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2023 there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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
September 30, 2023 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2023

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
Raymond A. Rigo
Senior Vice President, Fund Controller of ATEL Managing Member, LLC (Managing Member)