Form 10-K
period 2023-12-31
ATEL 15, LLC
filed 2024-03-21
CIK 1519117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2023

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from        to

Commission File number 000-54931

ATEL 15, LLC

(Exact name of registrant as specified in its charter)

California	45-1625956
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

The 505 Montgomery Street, 7th Floor, San Francisco, California 94111

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

The number of Limited Liability Company Units outstanding as of February 29, 2024 was 6,529,607.

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

As of December 31, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 6,529,607 Units were issued and outstanding.

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

The Company only purchased equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2023, the Company had purchased equipment with a total acquisition price of $64.8 million. The Company had also funded investments in notes receivable totaling $9.4 million through December 31, 2023.

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

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment, all currently located in the United States, has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2023 and the industries to which the assets have been leased (dollars in thousands):

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

From inception to December 31, 2023, the Company has disposed of certain leased assets as set forth below (in thousands):

	Original
	Equipment Cost
	Excluding
Asset Types	Acquisition Fees	Sale Price	Gross Rents
Manufacturing	$11,295	$3,408	$13,262
Transportation, rail	9,248	2,375	8,660
Food processing	5,200	3,907	3,271
Materials handling	4,147	894	4,387
Construction	2,403	432	3,347
Computers	580	110	576
Other	3,085	753	3,157
	$35,958	$11,879	$36,660

For further information regarding the Company’s equipment lease portfolio as of December 31, 2023, see Note 4 to the financial statements, Investment in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company financed assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2023 and the industries to which the assets have been financed (dollars in thousands):

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

From inception to December 31, 2023, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

	Amount Financed
	Excluding	Disposition	Total Payments
Asset Types	Acquisition Fees	Proceeds	Received
Computers	$2,743	$725	$2,602
Manufacturing	1,684	272	1,509
Research	900	34	1,047
Furniture & fixtures	700	81	947
Chemical processing	300	102	145
Vending equipment	250	213	88
Food processing	193	—	247
Other	2,617	546	2,509
	$9,387	$1,973	$9,094

The Company had no notes receivable as of December 31, 2023 and 2022.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

The Company's information security program is designed with the goal of maintaining the safety and security of its systems and data. The risk management program is designed to identify, assess, and mitigate risks across various aspects of the company, including financial, operational, regulatory, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential cyber threats. With the departure of the Company’s Chief Information Officer during the first half of 2023, the Company has engaged a third-party cybersecurity expert to assess the security of the Company’s systems and networks. In addition, the Company engaged a third-party vendor, along with an in-house system administrator, together the “IT Management”, to service the Company’s information systems.

The objective in managing cybersecurity risk is to avoid or minimize the impact of efforts to penetrate, disrupt or misuse Company systems or information. Cybersecurity helps to maintain an environment that encourages efficiency, innovation, and economic prosperity while promoting safety, security, business confidentiality, and privacy. IT Management is charged with cybersecurity and uses a layered approach to protect systems with ESET and Cylance.

IT Management uses a risk-based framework core consisting of cybersecurity activities, outcomes, and references that provide guidance for developing individual organizational profiles. IT Management is tasked with and shall:

●	Prioritize and scope. Identify organization objectives and priorities and determine the scope of systems and assets that support the selected business line or process.
●	Orient. Identify Information Systems and assets, regulatory requirements, and overall risk approach, identify threats to, and vulnerabilities of, those systems and assets.
●	Risk assessment. Identify the likelihood of a cybersecurity event and the impact on the organization. Consider emerging risks.
●	Target Profile. Create a Target Profile focusing on categories, subcategories, and desired cybersecurity outcomes.
●	Determine, Analyze, and Prioritize Gaps. Compare the Current Profile and the Target Profile to determine gaps and create a prioritized action plan to address those gaps.
●	Implement Action Plan. Determine actions to take and monitor against the Target Profile.

IT Management must also consider how the cybersecurity program might incorporate privacy principles such as:

●	Individual consent to the use of personal information

●	Collecting the minimum amount of personal information
●	Controls over the use and disclosure of personal information
●	Use and retention of personal information related to a cybersecurity incident
●	Transparency for certain cybersecurity activities
●	Accountability and auditing

IT Management ensures that the Company’s risks are properly monitored, managed and mitigated to the extent possible; and oversees the implementation and maintenance of formal strategies that govern information resources.

In addition, the Company has established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists.

The Company also leverages internal and external auditors and independent external partners to periodically review its processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program. The Chief Operating Officer manages the Company’s IT and cybersecurity environment, which is reviewed at least semi-annually.

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

Disclosure

The estimated value per Unit reported in this Form 10-K has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2023.

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease: Considers realized residual as a percent of book residual of 178.4%, based on ATEL’s historical track record as of December 31, 2023.

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

ATEL 15, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL 15, LLC at December 31, 2023 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $2.99. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL 15, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL 15, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

Cash distributions were paid by the Fund to members of record as of February 28, 2023, and paid through March 31, 2023. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital (including escrow interest) or a portion of each. Generally, the portion of each cash distribution by a company which exceeds its net income for the fiscal period would constitute a return of capital.

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

The following table summarizes distribution activity for the Fund from inception through December 31, 2023 (in thousands except for Units and Per Unit Data):

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. As of December 21, 2011, subscriptions for the minimum number of Units (120,000, representing $1.2 million), excluding subscriptions from Pennsylvania investors, had been received and the Fund requested subscription proceeds to be released from escrow. On that date, the Company commenced initial operations and continued in its development stage activities until transitioning to an operating enterprise during the first quarter of 2012. Pennsylvania subscriptions are subject to a separate escrow and are released to the Fund only when aggregate subscriptions for all investors equal to at least $7.5 million. Total contributions to the Fund exceeded $7.5 million on April 4, 2012, at which time a request was processed to release the Pennsylvania escrowed amounts. The offering was terminated on October 28, 2013 with a total of 6,620,971 Units subscribed, representing contributions, net of rescissions and repurchases, approximating $65.9 million. As of December 31, 2023, 6,529,607 Units were issued and outstanding.

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

Results of Operations

The Company had net income of $1.3 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively. Compared to prior year, the results for 2023 primarily reflect a reduction in expenses partially offset by a decline in operating revenues.

Revenues

Total operating revenues were $3.9 million and $4.3 million for the years ended December 31, 2023 and 2022, respectively. The $409 thousand, or 10%, decline in operating revenues was primarily due to the drop in other revenue partially offset by an increase in gains realized on sales of operating lease assets.

Other revenue decreased by $928 thousand as the prior year amount included an insurance settlement related to a coal plant loading facility. Such coal plant is still fully functional and is currently under lease. Partially offsetting such decrease in revenues was a $545 thousand increase in gains on sales of operating lease assets, which was primarily attributable to the significant increase in asset sales activity, as well as the change in mix of assets sold. During 2023, the Fund had disposed of assets with an original cost of $7.7 million as compared to $4.2 million during the prior year.

Expenses

Total operating expenses were $2.5 million and $3.1 million for the years ended December 31, 2023 and 2022, respectively. The $551 thousand, or 18%, decrease in operating expenses was mainly due to reductions in depreciation expense, cost reimbursements to Managing Member, interest expense, asset management fees and other expense partially offset by increases in railcar maintenance and outside services costs.

Depreciation expense decreased by $545 thousand primarily due to portfolio run-off and disposition of lease assets since September 30, 2022. Cost reimbursements to the Manager declined by $43 thousand due to lower allocated costs reflective of the Fund’s declining asset base. Interest expense decreased by $33 thousand due to the scheduled run-off of the Fund’s borrowings under non-recourse debt; while asset management fees to the Managing Member decreased by $20 thousand primarily due to the continued decline in managed assets. In addition, other expense declined by $20 thousand primarily due to lower broker fees, postage costs and office supplies costs. Partially offsetting the aforementioned decreases in expenses were increases in railcar maintenance and outside services costs totaling $76 thousand and $40 thousand, respectively. Railcar maintenance costs increased primarily due to higher amounts of repair costs related to increased off-lease railcar inventory, while outside services increased by largely due to consulting fees associated with the implementation and maintenance of a new accounting software.

Other loss

During the respective years ended December 31, 2023 and 2022, the Company recorded other losses of $3 thousand and $25 thousand of unrealized losses related to the fair valuation of its investment securities and warrants. The decrease in other losses were attributable to favorable changes in prices of the Company’s equity securities. During 2023, the Company sold its publicly traded securities and realized a $1 thousand loss on such sale. There was no sale of securities during the prior year.

Capital Resources and Liquidity

At December 31, 2023 and 2022, the Company’s cash and cash equivalents totaled $3.3 million and $3.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and increasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2023	2022
Net cash provided by (used in):
Operating activities	$2,093	$3,036
Investing activities	1,993	653
Financing activities	(3,779)	(3,277)
Net increase in cash and cash equivalents	$307	$412

During the years ended December 31, 2023 and 2022, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, during the same respective years, the Company received $2.0 million and $653 thousand of proceeds from sales of operating lease assets. The Company also received $10 thousand of proceeds from sales of securities during the current year. There was no sale of securities during the prior year.

During the years ended December 31, 2023 and 2022, cash was primarily used to pay distributions, and to repay borrowings under non-recourse debt. Distributions paid to the Other Members and the Managing Member totaled $2.7 million and $2.3 million during 2023 and 2022, respectively; and cash used to reduce non-recourse debt totaled $1.0 million and $979 thousand for the same respective years. During the current year, the Company repurchased Units at a cost of $43 thousand. There was no such repurchase during the prior year. Cash was also used to pay invoices related to management fees and expenses, and other payables in both years.

Distributions

The Company commenced periodic distributions beginning with the month of January 2012. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2023, there were no commitments to purchase lease assets or to fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 16 through 32.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL 15, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL 15, LLC (the “Company”), as of December 31, 2023 and 2022, the related statements of income, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 20, 2024

We have served as the Company’s auditor since 2011.

ATEL 15, LLC

BALANCE SHEETS

DECEMBER 31, 2023 AND 2022

(In Thousands)

	2023	2022

ASSETS
Cash and cash equivalents	$3,299	$2,992
Accounts receivable, net	34	36
Investment in equity securities	24	37
Investment in equipment and leases, net	4,769	7,533
Prepaid expenses and other assets	5	9
Total assets	$8,131	$10,607

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Due to Managing Member and affiliates	$19	$22
Other	91	91
Non-recourse debt	172	1,184
Unearned operating lease income	43	67
Total liabilities	325	1,364

Commitments and contingencies (Note 8)

Members’ capital:
Managing Member	—	—
Other Members	7,806	9,243
Total Members’ capital	7,806	9,243
Total liabilities and Members’ capital	$8,131	$10,607

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

	2023	2022
Operating revenues:
Leasing and lending activities:
Operating lease revenue, net	$3,120	$3,146
Gain on sales of operating lease assets	738	193
Other revenue	11	939
Total operating revenues	3,869	4,278

Operating expenses:
Depreciation of operating lease assets	1,518	2,063
Asset management fees to Managing Member	95	115
Cost reimbursements to Managing Member and/or affiliates	335	378
Amortization of initial direct costs	1	1
Interest expense	25	58
Professional fees	153	164
Outside services	92	52
Taxes on income and franchise fees	85	80
Storage fees	4	4
Railcar maintenance	153	77
Other expense	75	95
Total operating expenses	2,536	3,087
Net income from operations	1,333	1,191

Other loss:
Loss on sale of investment in equity securities	(1)	—
Unrealized loss on fair value adjustment for equity securities	(2)	(23)
Unrealized loss on fair value adjustment for warrants	—	(2)
Total other loss	(3)	(25)
Net income	$1,330	$1,166

Net income:
Managing Member	$205	$172
Other Members	1,125	994
	$1,330	$1,166

Net income per Limited Liability Company Unit - Other Members	$0.17	$0.15
Weighted average number of Units outstanding	6,538,506	6,542,557

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(In Thousands Except for Units and Per Unit Data)

		Amount
		Other	Managing
	Units	Members	Member	Total
Balance December 31, 2021	6,542,557	$10,375	$—	$10,375
Distributions to Other Members ($0.33 per Unit)	—	(2,126)	—	(2,126)
Distributions to Managing Member	—	—	(172)	(172)
Net income	—	994	172	1,166
Balance December 31, 2022	6,542,557	9,243	—	9,243
Repurchase of Units	(12,950)	(43)	—	(43)
Distributions to Other Members ($0.39 per Unit)	—	(2,519)	—	(2,519)
Distributions to Managing Member	—	—	(205)	(205)
Net income	—	1,125	205	1,330
Balance December 31, 2023	6,529,607	$7,806	$—	$7,806

See accompanying notes.

ATEL 15, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(In Thousands)

	2023	2022
Operating activities:
Net income	$1,330	$1,166
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of operating lease assets	(738)	(193)
Loss on sale of investment in equity securities	1	—
Depreciation of operating lease assets	1,518	2,063
Amortization of initial direct costs	1	1
Provision (reversal) for doubtful accounts	3	(5)
Unrealized loss on fair value adjustment for equity securities	2	23
Unrealized loss on fair value adjustment for warrants	—	2
Changes in operating assets and liabilities:
Accounts receivable	(1)	11
Prepaid expenses and other assets	4	—
Due to/from Managing Member and affiliates	(3)	(2)
Accounts payable, other	—	(29)
Unearned operating lease income	(24)	(1)
Net cash provided by operating activities	2,093	3,036

Investing activities:
Proceeds from sales of operating lease assets	1,983	653
Proceeds from sales of equity securities	10	—
Net cash provided by investing activities	1,993	653

Financing activities:
Repayments under non-recourse debt	(1,012)	(979)
Distributions to Other Members	(2,519)	(2,126)
Distributions to Managing Member	(205)	(172)
Repurchase of Units	(43)	—
Net cash used in financing activities	(3,779)	(3,277)

Net increase in cash and cash equivalents	307	412
Cash and cash equivalents at beginning of year	2,992	2,580
Cash and cash equivalents at end of year	$3,299	$2,992

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$25	$58
Cash paid during the year for taxes	$90	$80

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

As of December 31, 2023, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $65.9 million  (inclusive of the $500 initial Member’s capital investment) have been received.  As of the same date, 6,529,607 Units were issued and outstanding.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2023 and 2022, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results from operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2023, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic region in which the Company seeks leasing opportunities is North America. For the years ended December 31, 2023 and 2022, and as of December 31, 2023 and 2022, all of the Company’s current operating revenues and long-lived assets relate to customers domiciled in the United States.

Investment in securities:

From time to time, the Company may receive the right to purchase equity securities of its borrowers or receive warrants in connection with its lending arrangements.

Investment in equity securities

The Company’s equity securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s equity securities that do not have readily determinable fair values are measured at cost minus impairment and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. As of December 31, 2023, equity securities totaled $24 thousand, all of which do not have readily determinable market value. As of December 31, 2022, equity securities totaled $37 thousand, which also included $24 thousand of equity securities which do not have readily determinable market value.

During the respective years ended December 31, 2023 and 2022, the Company recorded $2 thousand and $23 thousand of unrealized losses on investments securities with readily determinable fair values, respectively. There were no fair value adjustments on investment securities that do not have readily determinable fair values during 2023 and 2022. Cumulatively, a total of $17 thousand was recorded to reduce the value of such investment securities held on December 31, 2023. The Company had no impairment adjustments on investment securities during the years ended December 31, 2023 and 2022. During the current year, the Company sold its readily determinable equity securities valued at approximately $11 thousand and realized losses of $1 thousand on such sale. There was no such sale during the prior year.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet, as determined by the Managing Member. As of December 31, 2023 and 2022, the estimated fair value of the Company’s portfolio of warrants was de minimis. There were no changes recorded on fair valuation of the warrants during the year ended December 31, 2023. During the year ended December 31, 2022, the Company recorded unrealized losses of $2 thousand on fair valuation of its warrants. There were no warrant exercises during 2023 and 2022.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income Taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current franchise income taxes for only those states which levy income taxes on partnerships. For the years ended December 31, 2023 and 2022, the related provision for state income taxes was approximately $90 thousand and $80 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2023 and 2022 as follows (in thousands):

	2023	2022
Financial statement basis of net assets	$7,806	$9,243
Tax basis of net assets (unaudited)	17,378	18,182
Difference	$(9,572)	$(8,939)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax return (unaudited) for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Net income per financial statements	$1,330	$1,166
Tax adjustments (unaudited):
Adjustment to depreciation expense	(522)	—
Provision for losses and doubtful accounts	4	(5)
Adjustments to revenues	(112)	(193)
Adjustments to gain on sales of assets	1,244	653
Other	20	40
Income per federal tax return (unaudited)	$1,964	$1,661

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net income and distributions per Unit is based upon the weighted average number of Other Members Units outstanding during the year.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

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

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to the Managing Member’s credit committee review. The leases provide for the return of the equipment to the Company upon default.

As of December 31, 2023 and 2022, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

Industry	2023	2022
Oil/Gas extraction	73%	53%
Elec/Gas/Sanitation	19%	14%

During 2023 and 2022, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and
		Lending Revenues
Lessee	Type of Equipment	2023	2022
Halliburton Overseas Limited	Marine vessel	33%	33%
AEP Generating Company	Facility - Other	20%	18%
GE Aviation	Manufacturing	13%	13%
Finger Lakes Railway Corp.	Transportation, rail	10%	11%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment and leases, net:

The Company’s investment in equipment and leases consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications,	Expense or	Balance
	December 31,	Additions	Amortization	December 31,
	2022	and Dispositions	of Leases	2023
Equipment under operating leases, net	$7,042	$(1,246)	$(1,517)	$4,279
Assets held for sale or lease, net	488	1	(1)	488
Initial direct costs, net	3	—	(1)	2
Total	$7,533	$(1,245)	$(1,519)	$4,769

There were no impairment losses recorded on equipment during the years ended December 31, 2023 and 2022.

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment under operating leases currently in its portfolio. Depreciation expense on the Company’s equipment totaled $1.5 million and $2.1 million for the years ended December 31, 2023 and 2022, respectively. The total for 2023 includes $117 thousand of additional depreciation recorded to reflect year-to-date changes in estimated residual values of certain equipment generating revenue under month-to-month extensions. Such estimated residual values of equipment associated with leases on month-to-month extensions are evaluated at least semi-annually, and depreciation recorded for the change in the estimated reduction in value. Such additional depreciation totaled $80 thousand for 2022. IDC amortization expense related to the Company’s operating leases totaled $1 thousand for each of the years ended December 31, 2023 and 2022.

All of the Company’s lease asset purchases and capital improvements were made during the years from 2011 through 2015.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications	December 31,
	2022	Additions	or Dispositions	2023
Marine vessel	$19,410	$—	$—	$19,410
Transportation, rail	5,899	—	(5,899)	—
Facility – other	5,084	—	—	5,084
Manufacturing	2,753	—	(922)	1,831
Other	722	—	(722)	—
	33,868	—	(7,543)	26,325
Less accumulated depreciation	(26,826)	(1,517)	6,297	(22,046)
Total	$7,042	$(1,517)	$(1,246)	$4,279

The average estimated residual value for assets on operating leases were 17% and 18% of the assets’ original cost at December 31, 2023 and 2022, respectively. There were no operating leases in non-accrual status at December 31, 2023 and 2022.

As of December 31, 2023, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating
Leases
Year ending December 31, 2024	$817
$817

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

The useful lives for each category of leases are reviewed at a minimum of once per quarter. As of December 31, 2023 and 2022, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 50
Marine vessel	20 – 30
Manufacturing	10 – 15
Facility - other	7 – 10
Other	7 – 10

5. Allowance for doubtful accounts:

The Company’s allowance for doubtful accounts are as follows (in thousands):

Allowance for
Doubtful
Accounts
Operating Leases
Balance December 31, 2021	$5
Reversal of provision for doubtful accounts	(5)
Balance December 31, 2022	$—
Provision for doubtful accounts	3
Balance December 31, 2023	$3

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

The Managing Member and/or affiliates earned fees and billed for reimbursements, pursuant to the Operating Agreement, during the years ended December 31, 2023 and 2022 as follows (in thousands):

	2023	2022
Administrative costs reimbursed to Managing Member and/or affiliates	$335	$378
Asset management fees to Managing Member	95	115
	$430	$493

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

7. Non-recourse debt:

At December 31, 2023, non-recourse debt consists of notes payable to financial institutions. The note payments are due in monthly installments. Interest on the note is 3.40% per annum. The note is secured by assignments of lease payments and pledges of assets. At December 31, 2023, gross operating lease rentals totaled approximately $173 thousand over the remaining lease terms and the carrying value of the pledged assets is $4.2 million. The note matures in 2024.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Through February 29, 2024	172	1	173
Total	$172	$1	$173

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

8. Commitments and contingencies:

At December 31, 2023, there were no commitments to purchase lease assets or to fund investments in notes receivable.

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

10. Members’ capital:

A total of 6,529,607 Units and 6,542,557 Units were issued and outstanding at December 31, 2023 and 2022, respectively, inclusive of the 50 Units issued to the initial Member (Managing Member). The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial Member.

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

Distributions to the Other Members for the years ended December 31, 2023 and 2022 were as follows (in thousands except Units and per Unit data):

	2023	2022
Distributions declared	$2,519	$2,126
Weighted average number of Units outstanding	6,538,506	6,542,557
Weighted average distributions per Unit	$0.39	$0.33

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

At December 31, 2023 and 2022, the Company’s investment in equity securities were measured on a recurring basis. At December 31, 2022, the Company’s warrants were also measured at fair value on a recurring basis. Such calculated fair value of the Fund’s warrants was de minimis. In addition, certain equipment deemed impaired were measured at fair value on a non-recurring basis as of December 31, 2023 and 2022.

The measurement methodology is as follows:

Investment in equity securities (recurring)

The Company’s investment securities registered for public sale with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. As of December 31, 2023, all of such securities had been sold. As of December 31, 2022, the fair value of such investment securities totaled $14 thousand.

Impaired lease and off-lease equipment (non-recurring)

No additional impairment was recorded during the years ended December 31, 2023 and 2022 to further reduce the cost basis of certain manufacturing, and agriculture equipment deemed impaired.

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2023	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$10	$—	$—	$10
	$10	$—	$—	$10

		Level 1	Level 2	Level 3
	December 31,	Estimated	Estimated	Estimated
	2022	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis (in thousands):
Impaired lease and off-lease equipment	$25	$—	$—	$25
	$25	$—	$—	$25

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

ATEL 15, LLC

NOTES TO FINANCIAL STATEMENTS

The following tables summarize the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation/adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2023 and 2022:

December 31, 2023
	Valuation	Valuation	Unobservable	Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.27
			Exercise price	$1.00
			Time to maturity (in years)	0.35
			Annualized volatility	48.01%

Lease and Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $10,000
			Quotes - per equipment	(total of $10,000)
			Equipment Condition	Poor to Average

December 31, 2022
	Valuation	Valuation	Unobservable	Input Values
Name	Frequency	Technique	Inputs	(Weighted Average)
Warrants	Recurring	Black-Scholes formulation	Stock price	$1.27
			Exercise price	$1.00
			Time to maturity (in years)	1.35
			Annualized volatility	50.99%

Lease and Off-lease equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $25,000
			Quotes - per equipment	(total of $25,000)
			Equipment Condition	Poor to Average

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at December 31, 2023 and 2022 (in thousands):

	Fair Value Measurements at December 31, 2023
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,299	$3,299	$—	$—	$3,299

Financial liabilities:
Non-recourse debt	172	—	—	171	171

	Fair Value Measurements at December 31, 2022
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,992	$2,922	$—	$—	$2,922
Investment in equity securities	14	14	—	—	14

Financial liabilities:
Non-recourse debt	1,184	—	—	1,166	1,166

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2023. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2023.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

Item 9B. OTHER INFORMATION

None.

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

Dean L. Cash, age 73, became chairman, president and chief executive officer of ATEL in April 2001. Mr. Cash joined ATEL as director of marketing in 1980 and served as a vice president since 1981, executive vice president since 1983 and a director since 1984. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association and is qualified as a registered principal with the Financial Industry Regulatory Authority.

Paritosh K. Choksi, age 70, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2023.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Manager, ATEL Managing Member, LLC, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to the Manager and its affiliates. The amount of such remuneration paid for the years ended December 31, 2023 and 2022 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2023, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of ATEL Managing Member, LLC is the beneficial owner of Limited Liability Company Units as follows:

(1)	(2)	(3)	(4)
	Name and Address of	Amount and Nature of	Percent of
Title of Class	Beneficial Owner	Beneficial Ownership	Class
Limited Liability Company Units	ATEL Financial Services, LLC	Initial Limited Liability	0.008%
	The Transamerica Pyramid	Company Units
	505 Montgomery Street, 7th Floor	50 Units ($500)
	San Francisco, CA 94111

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions” at Note 6 thereof.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2023 and 2022, the Company incurred audit fees with its principal auditors totaling $80 thousand and $103 thousand, respectively.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:
	Report of Independent Registered Public Accounting Firm (Moss Adams LLP, San Francisco, CA, PCAOB ID: 659)		16
	Balance Sheets at December 31, 2023 and 2022		17
	Statements of Income for the years ended December 31, 2023 and 2022		18
	Statements of Changes in Members’ Capital for the years ended December 31, 2023 and 2022		19
	Statements of Cash Flows for the years ended December 31, 2023 and 2022		20
	Notes to Financial Statements		21

2.	Financial Statement Schedules

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
December 31, 2023 has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2024

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash	Chairman of the Board, President and Chief Executive Officer of ATEL Managing Member, LLC (Managing Member)	March 20, 2024
Dean L. Cash

/s/ Paritosh K. Choksi	Director, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Managing Member, LLC (Managing Member)	March 20, 2024
Paritosh K. Choksi

/s/ Raymond A. Rigo	Senior Vice President, Fund Controller of ATEL Managing Member, LLC (Managing Member)	March 20, 2024
Raymond A. Rigo

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.